Form 10-K
period 2009-12-31
GHN Agrispan Holding Co
filed 2010-05-13
CIK 1472688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-162471

GHN AGRISPAN HOLDING COMPANY
 (Exact name of registrant as specified in its charter)

NEVADA	88- 0142286
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  86-136-6600-1113

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at May 10, 2010
Common Stock, $.001 par value per share	40,520,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, the loss of significant customers or suppliers, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate.  Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

GHN Agrispan Holding Company (“GHNA” or “we”) is a Nevada corporation formed on August 12, 2009.  By Agreement dated as of August 13, 2009, we acquired Easecharm International Limited (“Easecharm”), a British Virgin Islands corporation formed in January 21, 2009.  Easecharm is our wholly-owned subsidiary.  The transaction was structured as a share exchange in which we exchanged 40,000,000 shares of our common stock for 10,000 shares of Easecharm.  The purpose of this transaction was solely to form a U.S. holding company for our business.

Easecharm was incorporated in the British Virgin Islands on January 21, 2009 as a limited liability company for the purpose of holding 100% equity interest in Hong Kong Yidong Group Company Limited (“HKYD”). HKYD was incorporated in Hong Kong on April 12, 2005 as a limited liability.

On April 16, 2009, Easecharm approved the Plan of Reorganization (the “Reorganization”) and executed the Reorganization with the following share exchange transactions in August 2009:

1. HKYD entered into a share transfer agreement with the former equity owners of Xinyixiang changed its name to Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd.) (“Xinyixiang”) in exchange for the entire equity interest in Xinyixiang for a total consideration of $100,000 (approximately RMB 685,000) in aggregate, and;

2.  Xinyixiang entered into a share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”), in exchange for the entire equity interest in Yikoule for a total consideration of $40,800 (approximately RMB 280,000) in aggregate.

Immediately following the Reorganization, Xinyixiang and Yikoule became our indirect wholly-owned subsidiaries. On September 7, 2009, Xinyixiang changed its name to Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.

Pursuant to a nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun, a Director and the major shareholder of Easecharm, and Ms. Xu Yizhen, our president and CEO and the sister of Ms. Chui Wai Chun, Ms. Xu Yizhen is the registered owner of Xinyixiang and Yikoule, and at all material times, Ms. Chui Wai Chun is the sole beneficial owner.

On September 15, 2009, the Company established Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”) in Ningbo City, Zhejiang Province, the PRC with the registered capital of US$800,000. Ningbo Yiqi is registered as a limited liability company and engaged in supply chain management, provision of catering service and restaurant sales, and trading of agricultural products in the PRC.

The details of our subsidiaries and variable interest entities are described below:

	Company name	Place and date of incorporation	Principal activities

1	Easecharm International Limited	British Virgin Islands January 21, 2009	Holds 100% equity interest of HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	Holds 100% equity interest of Xinyixiang and Joy City

3	Joy City Investment Limited	Hong Kong March 10, 2009	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd. (“Xinyixiang”)	The People’s Republic of China (“PRC”) July 20, 2006	Holds 100% equity interests in Yikoule, provision of catering services and restaurant sales, and plantation and trading of agricultural products

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	The PRC September 26, 2003	Provision of catering services and restaurant sales

6	Xiamen Yangyang Restaurant (“Yangyang”) #	The PRC May 16, 2005	Provision of catering services and restaurant sales

7	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	The PRC September 15, 2009	Provision of catering services and restaurant sales

8	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) #	The PRC January 6, 2009	Trading of fruits, vegetables and dry food products

# represents variable interest entity (“VIE”).  A variable interest entity refers to an entity subject to consolidation using the provisions of Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entity”.

Our principal office is located at 402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC.  Telephone:  86-136-6600-1113.

General

We are engaged in the provision of catering service and restaurant sales and distribution of agricultural products such as fruits, vegetables and dry food supplies in the PRC.

We generate revenues from two sources:

●	Catering/Food Distribution business
●	Agricultural operations business

Catering/Food Distribution

We cook and supply traditional Chinese meals. If possible, we use fresh ingredients and if possible natural products certified under Chinese law as pollution-free materials. We offer two types of group catering services and frozen lunch boxes. Our target market is mainly factory workers, white-collar workers, as well as the staff and customers in department stores, shopping malls and, for frozen lunch boxes, supermarkets. Due to the economic downturn that started in late 2008, because of concerns about the financial ability of our customers to make timely payments, we substantially reduced our catering/food distribution business.  In the third quarter of 2009, we have begun to ramp up these businesses again, now serving approximately 35 factory locations.

For customers that have basic cooking facilities, we arrange for cooks and staff to complete the final cooking process of the semi-finished foods made in our central kitchen.  We use restaurants in these sites to provide about ten different combinations of meals for the staff of our customers. Our customers can pay the meal fee for all staff at one time every month.  We are currently providing catering services to HengAn International Group and Laiya Department Store.

For customers that don’t have basic cooking facilities, we cook foods according to their pre-orders in our distribution center. The cooked foods will be put in thermally insulated containers and sent to customers by us. We are currently providing such catering services to Everbright Bank and Qidian Trade Corporation.

Our customers also include companies in the Xiamen Torch (Xiang’an) Industrial Zone, Quanzhou and Ningbo.  We have established central kitchens and restaurants and provide the meal service for the staff of various businesses at these locations. We served many types of foods, including set meal, dim sum and noodles. The food served in the restaurant is cooked by our distribution center at the restaurant location.

Frozen Lunch Boxes

We provide two types of frozen lunch boxes, set meal package and single item.

To make lunch boxes, after cooking, food is refrigerated through specialized fast-cooling techniques in a specific time period so as to maintain at a central temperature of -40C, before it is packaged in a specialized chamber and then stored and transported after no more than 24 hours at a low-temperature state.  Generally, our lunch boxes have a shelf life of 24 hours.   In case of unsold products, we recall the remaining unsold frozen lunch boxes at 9:00 p.m. every evening and dispose them.  We have just resumed marketing of this product.

Acquisition of Food Products

Materials we use in food preparation are divided into two types: daily consumed materials and long consumption materials. Daily consumed materials include fresh meat, poultry, eggs and vegetables, while long consumption materials include seafood, preserved meat, vegetables and fast-frozen meat, and may also include rice, edible oil, condiment, spices and other food compliments. Although rice, oil and spices are considered as long consumption materials, they are daily and continuingly consumed to the production of catering services and lunch boxes. Most of our materials are perishable and not able to preserve for a long period of time. Our procurements for consumable materials are based upon the customers’ order on a daily basis so as to keep the minimum level of materials in food preparation. The material consumption turnover day is generally less than 30 days. In our business practice, all consumable material and supplies are expensed as cost of revenue after purchase and no inventory balance is resulted. The inventory amount of such long consumption materials is considered not material to our financial statement.

Our catering and food distribution business obtains all of its daily consumed materials and long consumption materials from third party wholesalers.  The suppliers of our raw materials are set forth below:

Suppliers	Proportion	Ingredients Supplied
Xiamen Lvxinyuan Trading Ltd.	4.3%	Rice
Nanjing Gusheng Rice Ltd	3.8%	Rice
Xiamen Good Year Dongmiye Ltd.	5.2%	Rice
Xiamen Lvlianchang Trading Ltd	3.2%	Rice
Xiamen Shengzhou Vegetable Oil Ltd	8.2%	Edible oil
Xiamen Xinlongshan Grain Oil Ltd	6.6%	Edible oil
Xiamen Yinxiang Food Ltd	12.5%	Meat and fish
Xiamen Boshan Food Ltd.	13.5%	Meat and fish
Xiamen Huangjinxiang Flld Ltd	11%	Meat and fish
Xiamen Yongjiaxin Trading Ltd	7%	Vegetables
Xiamen Xinlongzhu Trading Ltd	3%	Vegetables
Xiamen Anruijie Environmental Project Ltd	4.3%	Disposable materials
Xiamen Liangfeng Trading Ltd	6.35%	Disposable materials
Xiamen Yikang Food Ltd	5.05%	Condiments

In 2010, we anticipate that our agricultural business will supply up to 6% of the daily consumed materials of our catering and food distribution business.  The balance of our raw material needs will continue to be supplied by third party wholesalers.

Central kitchens report to the Purchasing Division on demands for materials each day.

Daily consumables such as meat and vegetables are processed after inspection by the suppliers at the kitchens. As most of those products decay, we seldom retain inventories but order such based items upon daily consumption of the outlets and kitchens.

Lunch Box production is based on the estimate of next-day market demand provided by supermarkets and we distribute products on the next day.

Our Group Catering materials procurement is based on the estimated demand of the next day provided by corporations, and we produce and distribute products on the next day.

Food Preparation

We have four central kitchens located at the Xiang’an Distribution Center, the Fanghu Distribution Center, Quanzhou and Ningbo.  The Xiang’an Distribution Center is equipped with a restaurant capable of serving 1,100 guests per day.   All ingredients and products used in our food preparation are purchased by a central Purchasing Division before being processed according to standardized menus and processes. We maintain similar cooking processes in all central kitchens.

We follow the HACCP food safety management system which is a set of international food production safety systems and standards released by the UN Food Act Committee in June 1997, which stipulates rigid requirements on the reception, storage, processing, transport, hygiene and administration of wastes of all food products. We believe that HACCP is one of the most strict accreditation systems among all systems that are currently applicable to food industries.  We have been qualified by initial examination and reexamination by the Expert Assessment Group from Beijing, and have been awarded the Certificate for Accreditation. We believe that we are the only food and beverage business in Fujian Province to have passed this food safety management system certification.

Marketing

We sell both catering and lunch box services to large institutions and supermarket chains through our in-house sales force.

Delivery

Our products are delivered or transported from their place of production to the points of sale by truck.  For our group catering service, our products are delivered or transported from their place of production to the points of sale by truck.  Approximately 90% of our products are delivered on our own trucks and the remainder is delivered by third party delivery services.  The cost of transportation is borne by us.

For Agricultural business, 100% of the products are delivered and paid by a third party.

Agriculture

In our agriculture business, we generate revenue through: (i) commissions earned as a sales agent for vendors of agricultural products, or the trading business; and (ii) sales of produce and other agricultural products cultivated or produced by us to wholesalers and retailers, or the plantation business.  During 2008 and 2009, revenues generated from our agriculture business consisted solely of commissions derived from our trading business.  Commencing from January 2010, we anticipate that we will generate revenues from both our trading and plantation businesses, which are further described below.

Trading business

In our trading business, we generate revenue through commissions earned as a sales agent for vendors of vegetables, fresh fruits and dry food.  As sales agents, we solicit orders from third party customers for the products of the vendors that we represent.  The customer orders are aggregated and submitted to the vendors, which are then responsible for servicing such customers, including invoicing and product delivery.  In the event that our primary vendors cannot fulfill a customer order, we may elect to submit such orders to certain smaller vendors.  Transactions with vendors and customers are made solely on a purchase orders basis.  We do not take possession of or title to any of the products sold to the customers, carry product inventory nor assume any responsibility or liability for customer nonpayment or product fulfillment.  Products are sold to customers at prices determined by the vendors plus a 20% margin, which is our sales commission.  We also act as collection agent for the vendors, collecting the funds from the customers, deducting our commission and remitting the remainder to the vendors.

The volume of products sold by us in our capacity as a sales agent for fiscal year ended December 31, 2008, is described below by vendor:

Vendor	Product	Sales Amount	Percentage of total sales of agriculture business

Xiamen Da Feng Hang Trading Co. Ltd	Vegetables, fresh fruits and dry food	$5,519,314	86%

Mr. Li Guangfu	Fresh fruits	$576,695	9%

Mr. Li Daxiao	Fresh fruits	$168,856	3%

Fujian Zhangzhou YiBiYi Food Co., Ltd	Dry food	$109,084	2%

The volume of products sold by us in our capacity as a sales agent for fiscal year ended December 31, 2009, is described below by vendor:

Vendor	Product	Sales Amount	Percentage of total sales of agriculture business

Xiamen Da Feng Hang Trading Co. Ltd	Vegetables, fresh fruits and dry food	$8,395,704	52%

Mr. Li Daxiao	Fresh fruits	$4,749,935	33%

Other individual vendors	Vegetables, fresh fruits and dry food	$1,468,452	15%

During fiscal year ended December 31, 2009, our principal customers in the trading business accounted for the net revenues described below:
Name of Customer	Amount of Net Revenues	Percentage of Total Trading Net Revenues
Xiamen Da Feng Hang Trading Co. Ltd	1,351,711	33%
Mr. Li Daxiao	1,573,691	38%

Plantation Business

In our plantation business, we generate revenues through sales of produce and other agricultural products cultivated or produced by us or our agents to wholesalers and retailers.  The lifecycle of produce cultivation to product sale involves securing farmland for cultivation through land circulation agreements, securing farmers to perform the cultivation through subcontracting agreements and sales of produce and agricultural products to wholesalers and other customers.

Securing Farmland For Cultivation:  Land Circulation Agreements

In the PRC, private ownership of land is prohibited.  Certain farmers, however, hold rights from the PRC to cultivate certain farmland.  We lease from such farmers their rights to cultivate farmland through “land circulation” agreements, which has the practical effect of allowing us to secure farmland for cultivation.  We have leased approximately 340.55 acres of farmland in the aggregate, with leases expiring between December 31, 2018, and September 30, 2019, in connection with securing farmland for our plantation business. Our land circulation agreements are summarized below:

Name of Farmer/Lessor	Location of Property	Size of Property	Term of Lease
YAN MingShu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $8,088 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 1	Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $44,118 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 2	Zhuba Huaqiao Farm Area – Fenglishan	3.62 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $2,588 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 3	Zhuba Huaqiao Farm Area – Fenglishan	131.8 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment: $76,162 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $17,206 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment:$14,280 per year - Vegetables farmland
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $4,529 per year - Vegetables farmland
JIANG Tao	Yuzhong County Dingyuan Town Jiangjiaying Village	60.06 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $482,519 in 2009, $482,519 in 2012 and $643,359 in 2015. - Fruits farmland
JIANG YongHua	Yuzhong County Dingyuan Town Jiangjiaying Village	22.84 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $183,494 in 2009, $183,494 in 2012 and $244,659 in 2015. - Fruits farmland

The foregoing summary of our land circulation agreements are qualified by the land circulation agreements included as exhibits 10.4(a) to (i) to this Report on Form 10-K.

Subcontracting Agreements: Securing Farmers to Perform Cultivation

We enter into agreements with farmers (who may be the lessor of our land circulation agreements or third party farmers) to perform the actual cultivation our farmland in accordance with certain guidelines of the Company.  These agreements, or subcontracting agreements, generally provide as follows:

●
The Company sets forth guidelines regarding the produce and manner of cultivation acceptable to the Company.  The guidelines may prescribe the species and volume of fruits and vegetables to be planted and the fertilizers, pesticides and cultivation practices approved by the Company.  We select the species of produce to be cultivated based upon our prediction of market demand.

●
The farmers are responsible for cultivating, maintaining and operating the planting bases.  These operating costs include costs and expenses customarily associated with crop cultivation and production including the cost of obtaining seeds, fertilizers and pesticides and all labor and running costs.  The farmers can employ any workers and bear the costs of all taxes, insurance and health and welfare benefits of the workers.

●
We agree to purchase all fruits and vegetables produced by the farmers in compliance with our specifications and quality standards. The purchase cost is determined by (i) direct materials costs incurred by the farmers including the seeds, fertilizers, pesticides, water and electricity at their invoiced value and (ii) the pre-agreed processing fee which is according to the time taken to grow the products. We pay for all produce actually delivered at the date of delivery.

We structured our plantation business to include lease/leaseback arrangements in order to reduce risks associated with crop production such as higher than anticipated costs of production, poor or low volume crop production, natural disasters, disruptions in operation and environmental pollution.

We are parties to the following subcontracting agreements:

Name of Farmer/Lessee	Location of Property	Size of Property	Term of Lease
YAN Mingshu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from July 1, 2009 to June 30, 2010, subject to annual renewal option
Guo Yongyuan (Xiamen Sanxiushan Shucai Zhuanye Hezuoshe 1 and 2)	Zhuba Huaqiao Farm Area – Fenglishan and Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres and 3.62 acres	- Contract period from July 1, 2009 to June 30, 2010, subject to annual renewal option.
Guo Yongyuan (Xiamen Sanxiushan Shucai Zhuanye Hezuoshe 3)	Zhuba Huaqiao Farm Area – Fenglishan	131.8 acres	-Contract period from October 1, 2009 to September 30, 2010.
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018.
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	- Contract period from October 1, 2009 to September 30, 2010.
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from July 1, 2009 to June 30, 2010, subject to annual renewal option.

JIANG Tao	Yuzhong County Dingyuan Town Jiangjiaying Village	60.06 acres	- Contract period from October 1, 2009 to September 30, 2010, subject to annual renewal option.
JIANG YongHua	Yuzhong County Dingyuan Town Jiangjiaying Village	22.84 acres	- Contract period from October 1, 2009 to September 30, 2010, subject to annual renewal option.

The foregoing summary of our subcontracting agreements are qualified by the subcontracting agreements included as exhibits 10.5(a) to (h) to this Report on Form 10-K.

Sale of Produce

We resell our fresh produce acquired pursuant to the arrangements described above at the then prevailing market rates to owner/operators of wholesale market s, owner/operators that have retail sites at wholesale markets and distributors that deliver our products to these owner/operators.

Prevailing market prices at the time of sale may be impacted by the supply and quality of produce available at the time of sale, which are affected by environmental conditions, natural disasters, the ability of competitors to bring their products to market, the sales price offered by competitors and the Chinese regulatory environment.  There is no assurance that we will be able to successfully forecast the market demand or the market price of our products at the time of sale.  If we are unable to resell our fresh produce products at prices exceeding our acquisition price, our operating results and financial condition may be adversely affected.

Some of our cultivation land under the lease/leaseback arrangements described above grow agricultural products are certified by the State Market Quality Inspection Bureau of China, or the Quality Inspection Bureau, as “pollution-free vegetables and the level above”.  “Pollution free” vegetables refer to vegetables whose origin, production processes and product quality have been certified by the Quality Inspection Bureau to meet the “pollution free” standards set by the Quality Inspection Bureau.  ”Pollution-free” vegetables must be cultivated in a planting base that does not exceed prescribed levels of atmospheric, water and soil contaminants.  The planting base is further subject to geographic restrictions relating to proximity to pollution sources such as factories, hospitals, residential areas, primary highways, soil rich in heavy metal, and areas where soil and water related endemic diseases are common.  No areas that have been used for garbage landfill, industrial and hospital waste and contaminated residues can be used as the land for “pollution free” vegetables.  No industrial and living waste water or other contaminated sources of water can be used for growing or washing “pollution free” vegetables.

All vegetables designated as “pollution free” must pass qualification checks by the above government authorities in the producing area or market and are accredited by the government departments concerned with using pollution-free agricultural products labels. The production of the pollution-free vegetables is under the technical direction of government’s Agricultural Technology Department during the whole process and is sent into market after passing the qualification checks by the government’s Quality Supervision Department. Inspection is carried out once every three years. Only enterprises that have passed such certifying process can have the pollution-Free Agricultural products logo printed on the packaging. At present, only 494,200 acres of agricultural base in the Fujian Province and 966,659 acres of agricultural base in Gansu Province have passed the national certification of pollution-free agricultural base.  Fruit planting base (i.e., Gansu) currently has not been certified as “pollution-free”.

Other Plantation Business

In the third quarter of 2008, we entered into a processing agreement with a third party company Fujian Zhangzhou YiBiYi Food Co., Ltd. (“YiBiYi”) to produce a number of preserved and candied products using fresh fruits and vegetables such as mango , small tomatoes, kumquats, carrots, and so on (collectively known as “candied fruits”). For the years ended December 31, 2008 and December 31, 2009, the Company did not sell any of the candied fruits. Currently, YiBiYi is one of our major suppliers in the trading business.

In the fourth quarter of 2008, we have also entered into a cooperation agreement with two PRC individuals, Mr. Li Daxiao and Mr. Li Guangfu to purchase the Fengjie navel oranges. The two PRC individuals are considered as our major vendors in the trading and both have the operating rights to operate 32.94 acres of Fengjie navel orange orchard located at Santuo Village, Anping Township Village, Chongqing City, with an annual production of 1,000,000 kg.   The cooperation term started on August 18, 2008 and ends on January 31, 2012.  For the year ended December 31, 2008 and December 31, 2009, the Company purchased $745,551 (12% of total purchase) and $332,223 (2% of total purchase) of Fengjie navel oranges from these two suppliers, respectively.

Markets and Marketing

We are in the process of negotiation with the China mainland business supervisors and relevant divisions of large retail companies, aiming to be designated suppliers and distributors of fresh vegetables and fruits, dried products and fruits, and roughly processed products (such as dried glazed fruits) at all their domestic stores.

Customers

In our fiscal year ended December 31, 2008, the following customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Xiamen Da Feng Hang Trading Co. Ltd.	$1,425,697	17%
AUO (Xiamen) Ltd	910,775	11%
Total	$2,336,472	28%

In our fiscal year ended December 31, 2009, the following customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Xiamen Da Feng Hang Trading Co. Ltd.	$1,351,711	12%
Mr. Li Daxiao	1,573,691	14%
Total	$2,925,402	26%

We have no agreements with these customers, who purchase from us on purchase orders only.

The major products of the company’s agricultural sector are pollution-free vegetables and fruits with regional characteristics, namely, fresh fruits and vegetables. Each planting base, each season, and each plant species is likely to be sold to different customers.

Suppliers

We do not have long-term supply contracts with our suppliers, but in general we have more than four-year relationships with most of our major suppliers. In the past, we did not encounter any major difficulties in purchasing raw materials and we don’t foresee any difficulty locating backup suppliers.

Regulatory Environment

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We are subject to many general regulations governing business entities and their behavior in China. In particular, we are subject to laws and regulations covering food and agricultural products.  Such regulations typically deal with licensing, approvals and permits.  For example, quality of agricultural products is regulated by various national authorities on different stages. In the plantation stage, administrative power goes to the Agricultural Law Enforcing Brigade under the Agriculture Bureau, while product inspection goes to Quality & Technical Supervision Administration, and non-pollution trademarks are inspected by the Industrial and Commercial Administration.

For catering/food distribution, a “Sanitation Permit” from Xiamen Huli District Health Bureau is required to obtain a Group Catering Service license from Xiamen Food and Drug Supervision Bureau Furthermore, Xiamen Food and Drug Supervision Bureau from time to time carries out safety inspections on food hygiene.

The company has passed the HACCP standard certification.

Any change in regulations may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

Because we are a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Compliance with Environmental Law

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are included in the total amount of the overall facilities, such as Group Catering business.  To achieve the required emission standard, the kitchen equipment must be equipped with the corresponding gas, liquefaction, etc. All these equipments have been included in the company's fixed assets.

Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

Insurance

We maintain property, employer’s liability and casualty insurance which we believe is in accordance with customary industry practices, but we cannot predict whether this insurance will be adequate to fully cover all potential hazards incidental to our business.

Our operating risks may also be mitigated or exacerbated as a result of governmental intervention through policy promulgation and implementation either in the agricultural or catering/food distribution sectors or sectors which provide critical inputs such as oil, natural gas and energy or outputs such as transportation.  While not an exhaustive list, the following factors could significantly affect our ability to do business:

•	Stability of laws and regulations relating to land ownership, agricultural products and environmental protection, including air pollution, emission treatment and water source protection;
•	Financial stimulus and trade policies;
•	Costs of natural gas, oil and other energy resources;
•	Input and output pricing due to market factors and regulatory policies;
•	Labor policies and rate of equipment degradation; and
•	Infrastructure conditions and policies.

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause loss of revenue.  If we are unable to manage the risks arising from any of the foregoing factors, our operations and financial condition may be adversely affected.

Intellectual Property

We have applied for the following trademarks:

The above logo is used for :

1. Group Catering and Distribution.
2. Management Consulting on catering business.
3. Fruits, vegetables, poultry and other plant and animal cultivation, breeding and sales.

Trademark of Xiamen Yikoule Catering Distribution Co., Ltd. in Xiamen

●	Trademark file number: 4866961 Category 43
●	Official Notice Date: November 18, 2005
●	Official Notice Number: ZC4866961SL
●	Who grants: State Administration Bureau for Industry and Commerce – Trademark Bureau

Trademark of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) in Xiamen.

This logo is used for edible mushrooms, fruits and vegetable cultivation; the acquisition, wholesale of agricultural products, agricultural and sideline products (excluding grain, cotton, sugar); sales of packaged goods; environmental production.

●	Trademark file number: 6788530 Category 29
●	Official Notice Date: June 24, 2008
●	Official Notice Number: ZC56788530SL
●	Who grants: State Administration Bureau for Industry and Commerce – Trademark Bureau

These logos are used for our products that we sell.

Seasonality

The first quarter of each year during Spring Festival (Chinese New Year) is usually the off-season for our catering/food distribution business because most of our customers will have a holiday for one to two weeks at that time.

In our agricultural business, the first growing season is from February to May and the last growing season is from October to the next January.

Competition and Market Position

Competition within the food service industry in China is intense. We compete with both large scale and smaller scale private companies. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Service suppliers have a lower threshold to enter the industry, so a new enterprise only needs to meet requirements of approval and permits and it will be able to easily enter the market.  We believe in order to remain competitive in the market, the quality and types of service are important to our success.

Our competitors mainly include international foreign food distribution service suppliers, such as Sodexo.  It is larger and better than us in brand building and management experience, but it just entered the market in Xiamen and lacks local market foundation. There are also many small-scale group catering companies in Xiamen, but because of their small scale and the lack of experience in giving service to large enterprises,  it is difficult for them to compete with us for large enterprise clients.

In the past, food service suppliers focused on the competition with respect to price and the type of service. We believe that food service suppliers currently take brand-building and service quality as the main competitive factors. We believe that competition is based upon brand, scale, service quality, food safety and the uniqueness and type of product and service of food service suppliers.

We believe we compete based upon:

●	Adopting centralized management, which means the same manufacturing procedures go on in many central kitchens in our company.
●	Implementing a centralized purchasing system.
●
The centralized processing will maximize the efficiency in the use of raw materials. For instance, after materials are done with processing, their different parts will be allocated accordingly in order to cook food. We believe adopting such methods can reduce waste.

●	Passing validation by HACCP food safety management system in Fujian Province.
●	Our leading position in Xiamen’s catering and food delivery industry and have the largest central kitchen system in the city.
●	Establishing our brand reputation and credibility in the catering industry in Xiamen.
●	Our high-level managers having over 10 years of experience in food and beverage industry as well as other related areas, for instance, accounting, sales and restaurant management.

Competition within the food service industry in China is intense. We compete with both large scale and smaller scale private companies. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Large state-owned enterprises led by COFCO occupy the upper reaches of agricultural products market, while trade distribution enterprises led by public company China Green Group occupy the middle and lower reaches of the market. We are a much smaller and newer business than these competitors.

In the agricultural business, we compete based upon:

●	Growing vegetables locally
●	Setting up booths in cities where the demand for fruits and vegetables is significant
●	Negotiating agreements with vegetable wholesalers directly by bypassing middlemen and thus expanding our sales channels in an effort to increase our profit margins.
●	Providing seasonal types of vegetables that generally have a wider appeal to the market.
●	Integration with our catering/food distribution business that requires abundant supply of vegetables as well.

Research and Development

We have not incurred research and development expenses during the last two fiscal years.

Employees

We have approximately 253 full time employees as follows:

●	Operations – 203
●	Administrative – 7
●	Management – 23
●	Sales – 20

Our catering/food distribution segment employs 35 employees on a part-time basis.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

Our base of 257.65 acres located in Zhuba farm, Xiang’an District, Xiamen City is used for planting and cultivation of vegetables and planting basis for improved seeds.  We have also leased an additional 82.9 acres of farmland in Yuzhong County, Gansu Province. We entered into sub-contract agreements with the existing farmers of the farmland to grow a variety of fruits in our leased farmlands which we plan to re-sell the produces at wholesale market prices to the wholesalers or retailers in the first quarter of 2010.

In China, land use rights are the rights for natural persons, legal persons or other organizations to use land use rights for a fixed period of time.  We lease from farmers who hold rights to cultivate farmland through “land circulation” agreements, which has the practical effect of allowing us to secure farmland for cultivation.  A summary of our land circulation agreements is set forth below.

Name of Farmer/Lessor	Location of Property	Size of Property	Term of Lease
Zhuba farm area, Fujian Province
YAN MingShu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $8,088 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 1	Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $44,118 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 2	Zhuba Huaqiao Farm Area – Fenglishan	3.62 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $2,588 per year - Vegetables farmland

Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 3	Zhuba Huaqiao Farm Area – Fenglishan	131.8 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment: $76,162 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $17,206 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	-Contract period from July 1, 2009 to June 30, 2019. -Lease payment:$14,280 per year -Vegetables farmland
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $4,529 per year - Vegetables farmland
Yuzhong County, Gansu Province
JIANG Tao	Yuzhong County Dingyuan Town Jiangjiaying Village	60.06 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $482,519 in 2009, $482,519 in 2012 and $643,359 in 2015. - Fruits farmland
JIANG YongHua	Yuzhong County Dingyuan Town Jiangjiaying Village	22.84 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $183,494 in 2009, $183,494 in 2012 and $244,659 in 2015. - Fruits farmland

We have made payments in full for our properties located in the Zhuba farm Area in Fujian province as of the date of this report.

We also are parties to a cooperative agreement, or the Yikoule Fruits and Vegetables Contract, whereby we are entitled to purchase navel oranges cultivated on 32.94 acres of farmland located in Chongqing City.  Under the terms of the agreement, we also have the right to purchase all or any portion of the navel oranges cultivated on the land at the then prevailing wholesale prices on a purchase order basis.  This agreement expires January 31, 2012.

Rental Properties

A summary of our rental properties is provided below:

Use	Address	Area	Renting clause	Landlord
Xiang’an distribution center	No.18, Xianghong Road, Torch(Xiang’an) Industrial Development zone, Xiamen	33,032 sq ft.	July 1, 2006-August 31, 2011, $7,556.22 per month rent paid to Xiamen Huoju Hi-Tech Industrial Development District Service Center	Contract with the government so there is no land certificate.

Fanghu distribution center	No.82, Shangzhong village, Fanghu Road, Heshan town, Huli district	16,678 sq ft	August 20, 2004- August 19 2009, $1,617.64 per month rent paid to Chen Tianhu (an individual landlord)	Private property. There is no certificate of property right.
Linhou Processing Center	No.152 Linhou, Andou Street, Fanghu Village, Heshan Town, Huli District, Xiamen	2,691 sq ft	August 11, 2009 – August 10, 2012, $439.20 per month, and $15811.20 for three years, rent paid to Su Wende (an individual landlord).	Private property. There is no certificate of property right.
Catering for “Zheng Shan Mei” Brand	Underground First Floor, A section, Ruijing Shopping Mall on Lianqian Avenue	2,280 sq ft	August 15, 2007 – August 15, 2011 1st year: $36,285 2nd year: $67,976 3rd year: $71,444 4th year: $77,160 paid to Xiamen High-Tech Innovation Center	Xiamen High-tech Innovation Center
Offices of Yikoule	Room 402M, No.16 3rd Xinfeng Road, Xiamen Torch High-tech Industrial Development Zone	2,720 sq ft	May 15, 2009 - May 14, 2012, $1,257.72 per month for the 1st year with an annual increase of 5% for the following years.	Xiamen Rihua Investment Co., Ltd.
Offices of XINYIXIANG	Room 402I, No.16 3rd Xinfeng Road, Xiamen Torch High-tech Industrial Development Zone	1,469 sq ft	May 15, 2009 - May 14, 2012, $838.87 per month for the 1st year with an annual increase of 5% for the following years.	Xiamen Rihua Investment Co., Ltd.
Restaurant of Xaingyu Group	Yinsheng Building of Xiamen Bonded Area	2,691 sq ft	July 1, 2007-June 30, 2008	Business contract. There is no lease.
Restaurant of China Everbright Bank	Building of China Everbright Bank on Hubin Road south	——	March 24, 2008-March 23 ,2009	Meals delivery. There is no lease.
Restaurant of Qidian (Xiamen) commercial Co., Ltd	Jiangtou Road west	——	July 10, 2008-present	Meals delivery. There is no lease.
Restaurant of NatSteel (Xiamen ) Ltd	Haicang export processing zones	1,076 sq ft	July 20, 2008- July 31, 2010	Business contract. There is no lease.
Hebi restaurant	Haicang export processing zones	4,305 sq ft	May 12, 2008-May 11, 2010	Business contract. There is no lease.
Restaurant of Heng’an Group	Heng’an industrial park in An Haipu, Jinjiang	1,614 sq ft.	November 11, 2007- November 14, 2008	Business contract. There is no lease.
Restaurant of Innovation Center	Xuanye building in Xiamen Torch High-tech Industrial Development Zone	3,229 sq ft	November 1, 2008- October 31, 2009	Business contract. There is no lease.

Restaurant of Quanzhou Textile Garment Institute	Shishi East Avenue	2,690 sq ft	July 15, 2008-July 14, 2009	Business contract. There is no lease.
Restaurant of AU Optronics Corp. (AUO)	Stage of Torch High-tech Industrial Zone(Xiang’an)	4,305 sq ft	January 1, 2008-December 31, 2009	Business contract. There is no lease.
Restaurant of Joeone (China) Co., Ltd.	Joeone Industrial Park, Qingmeng Economic & Technological Development Zone, Quanzhou, Fujian	——	February 01, 2009 – February 01, 2011	Business contract. There is no lease.
Restaurant of Innovation Center	East side Xuanye building in Xiamen Torch High-tech Industrial Development Zone	2,745 sq ft	August 01, 2008 – July 31, 2009	Business contract. There is no lease.
Ningbo Yiji Supply Chains Management Co., Ltd.	No.599 West Hengshan Road, Dagang Industrial Town, Ningbo	30,666 sq ft	October 01, 2009 – September 30, 2012, rent free from October 01, 2009 – September 30, 2011, and $65,064.77 for the third year.	Ningbo Economic & Technological Development Zone Dagang Development Co., Ltd.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  We anticipate that shares of our common stock will be quoted on the OTCBB under the symbol “GHNA”.  To be quoted on the OTC Bulletin Board, a market maker must file an application on Form 211 with FINRA on our behalf in order to make a market for our common stock.  An application was filed on our behalf and we were issued the trading symbol “GHNA”.

(b)  Approximate Number of Holders of Common Stock

As of May 10, 2010, there were 56  shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  On September 18, 2009, the Company approved to purchase 4,864,000 shares of common stock from a major shareholder for a consideration of $1,572,474 at an average cost of $0.323 per share. On December 7, 2009, the Company approved the distribution of these treasury stocks as dividends to the existing shareholders of the Company on a pro-rata basis.  Except as set forth above, we paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

On September 18, 2009, our board of directors approved and adopted the GHNA Agrispan Holding Company 2009 Stock Incentive Plan, or the Plan.  The Plan is designed to help us attract and retain qualified personnel, reward employees, officers, directors and consultants for their services and motivate such individuals to continue to contribute to our success.

Awards under the Plan may be made to an eligible person in the form of (i) nonqualified stock options; (ii) restricted stock; (iii) stock awards; (iv) performance shares; or (v) any combination of the foregoing.

The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is One Million Two Hundred Thousand (1,200,000) shares.  No awards have been made under the Plan as of the date of this Report on Form 10-K.

Description of the Incentive Plan

A summary of the principal features of the Plan is provided below, but is qualified in its entirety by reference to the full text of the Plan which is included as Exhibit 4.2.

Stock Options

Our board of directors may grant nonqualified stock options to eligible persons subject to certain conditions including the following:

(a)	Nonqualified stock options may be granted to any eligible person at such time or times determined by the board of directors.
(b)
The option price per share of common stock for a nonqualified stock option will be set in the Award Agreement and may be less than one hundred percent (100%) of the fair market value of the common stock at the date of grant; provided, however, that the exercise price of each nonqualified stock option granted under the Plan shall in no event be less than the par value per share of the Company’s common stock.

(c)
A nonqualified stock option may be exercised in full or in part from time to time within the option period specified by the board of directors and set forth in the Award Agreement; provided, however, that, in any event, the nonqualified stock option shall lapse and cease to be exercisable upon a termination of service or within such period following a termination of service as shall have been determined by the board of directors and set forth in the related Award Agreement.

Restricted Stock

Our board of directors may award shares of restricted stock to eligible persons as a reward for past service and an incentive for the performance of future services that will contribute materially to the successful operation of the Company and its affiliates.  The board of directors will determine the terms and conditions of any Award of restricted stock, which will be set forth in the related Award Agreement, including without limitation:

(a)	the purchase price, if any, to be paid for such restricted stock, which may be zero, subject to such minimum consideration as may be required by applicable law;
(b)	the duration of the restriction period or periods with respect to such restricted stock and whether any events may accelerate or delay the end of such restriction period(s);
(c)
the circumstances upon which the restrictions or limitations shall lapse, and whether such restrictions or limitations shall lapse as to all shares of restricted stock at the end of the restriction period or as to a portion of the shares of restricted stock in one or more installments during the restriction period by means of one or more vesting schedules;

(d)
whether such restricted stock is subject to repurchase by the Company or to a right of first refusal at a predetermined price or if the restricted stock may be forfeited entirely under certain conditions;

(e)	whether any performance goals may apply to a restriction period to shorten or lengthen such period; and
(f)	whether dividends and other distributions with respect to such restricted stock are to be paid currently to the participant or withheld by the Company for the account of the participant.

Administration of the Incentive Plan

The Plan will be administered by our board of directors.  The board of directors shall have the exclusive right to interpret and construe the Plan, to select the eligible persons who shall receive an award, and to act in all matters pertaining to the grant of an award and the determination and interpretation of the provisions of the related Award Agreement, including, without limitation, the determination of the number of shares subject to stock options and the option period(s) and option price(s) thereof, the number of shares of restricted stock or shares subject to stock awards or performance shares subject to an award, the vesting periods (if any) and the form, terms, conditions and duration of each award, and any amendment thereof consistent with the provisions of the Plan.  The board of directors may adopt, establish, amend and rescind such rules, regulations and procedures as it may deem appropriate for the proper administration of the Plan, make all other determinations which are, in the judgment of our board of directors, necessary or desirable for the proper administration of the Plan, amend the Plan or a stock award as provided in the Plan, and terminate or suspend the Plan as provided in the Plan.  All acts, determinations and decisions of the board of directors made or taken pursuant to the Plan or with respect to any questions arising in connection with the administration and interpretation of the Plan or any Award Agreement, including the severability of any and all of the provisions thereof, shall be conclusive, final and binding upon all persons.

Amendments

The board of directors at any time and from time to time may amend or terminate the Plan as may be necessary or desirable to implement or discontinue the Plan or any provision hereof.  No amendment to or discontinuance of the Plan or any provision hereof by the board of directors or the shareholders of the Company shall, without the written consent of the participant, adversely affect (in the sole discretion of the board of directors) any award theretofore granted to such participant under the Plan; provided, however, that any award is annulled and voided and no shares shall be issued under any award if the participant’s relationship with the Company is terminated for any reason as determined by the board of directors or if the participant terminates employment or other relationship for any reason prior to the vesting date of any shares under an award or the exercise date for any unexercised option.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2009, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On September 15, 2009, we issued 500,000 shares of common stock to 36 individuals for cash consideration of $25,000 in a private placement.  This sale was conducted in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 15, 2009, we issued 20,000 shares of common stock at a consideration of $1,000 for legal services rendered in the normal course of business.

On September 18, 2009, we repurchased 4,864,000 shares of common stock from a major shareholder at an average cost of $0.323 per share for aggregate consideration of $1,572,474. On December 7, 2009, we approved the distribution of such treasury shares to our shareholders on pro-rata basis, resulting in a distribution to Chui Wai Chun, our director, and Ma Qian, our director and executive vice president, of 2,225,195 and 163,698 additional shares of common stock, respectively.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2009 and 2008.  The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.
Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We generate revenues from two sources:

●	Catering/Food Distribution business
●	Agricultural business

In our Catering/Food Distribution business, we cook and supply traditional Chinese meals. We use fresh ingredients and if possible natural products certified under Chinese law as pollution-free materials. We sell semi-cooked meals (catering services) to factories, operate restaurants (restaurant sales) and frozen lunch boxes to convenience stores and supermarkets. Our target market for catering services and restaurant sales is mainly factory workers, white-collar workers, as well as the staff and customers in department stores, shopping malls and, for frozen lunch boxes, supermarkets.  Due to the economic downturn that started in late 2008 and because of concerns about the financial ability of our customers to make timely payments, we substantially reduced our catering/food distribution business.  Commencing the third quarter of 2009, we have begun to ramp up these businesses again, now serving approximately 35 factory locations and starting with marketing of lunch boxes to supermarket chains.

We have two lines of operation in our agricultural business:

●	Agricultural Trading – We trade agricultural products as an agent from other companies or agricultural producers for resale during 2008 and 2009.

●
Agricultural Plantation – Since 2009, we lease land use rights and sub-contract the cultivation right to the existing farmers of the leased farmland to grow agricultural products in accordance with our specification and re- sell the agricultural products. Starting in 2010, we anticipate that we will also use some of these products as a minor amount of raw materials in our catering/food distribution business.

We expect to expand our catering/food distribution business to the cities of Shanghai and Suzhou in 2010.

Currently, our catering/food operations cover Xiamen city, Quanzhou city, Shishi city in Fujian province, and Ningbo city in Zhejiang province. During the third quarter, we leased the factory in Ningbo and carried out factory renovation and equipment investment.  As of December 2009, the factory is operational. We have invested approximately $500,000 for equipment in the first phase and have invested approximately another $500,000 in the ground construction project. We anticipate that the total investment will be approximately $2 million.

We also anticipate an increase in our agricultural products given the Chinese government’s current preferential national policy towards the agricultural industry is currently at a low level of development.  We plan to expand sales to Shanghai and Suzhou regions in the future.

Results of Operations

Comparison of the year ended December 31, 2009 and the year ended December 31, 2008

The following table compares the revenues for the year ended December 31, 2009 to the year ended December 31, 2008.

	December 31,
	2009	2008		Percentage
	Revenue	Revenue	Change	Change
Product sales	$4,214,591	$1,693,355	$2,521,236	149%
Catering service and restaurant sales	6,749,663	6,464,942	284,721	4%
	$10,964,254	$8,158,297	$2,805,957	34%

During the third quarter of 2008, we introduced agricultural trading as a line of business.  We record the revenues from these sales as product sales and net of procurement costs paid to the suppliers for the agricultural trading. These revenues are recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we perform as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us.

The increase in product sales from 2008 to 2009 is primary because the agricultural trading did not start up until September 2008; therefore, the 2008 product sales consisted only four months of revenues but there were twelve months of revenues in 2009.

We anticipate the agricultural product sales to increase as we have leased and improved additional agricultural farmlands for our agricultural plantation business.  We plan on selling our cultivate produce directly to supermarkets as well as to wholesale customers or enterprise customers in the economically developed cities.

Catering service and restaurant sales increased approximately $284,721 or 4%.  We anticipate revenues to increase slightly during the next year.

The following table compares the costs of revenues for the year ended December 31, 2009 to the year ended December 31, 2008.

	December 31,
	2009		2008
	Cost of Revenue	% of Revenue	Cost of Revenue	% of Revenue
Product sales	$138,422	3.3%	$51,408	3.0%
Catering service and restaurant sales	4,745,567	70.3%	4,771,678	73.8%
	$4,883,989	44.5%	$4,823,086	59.1%

The cost of sales for Product sales remained relatively constant for 2009 compared to 2008.  We record the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues are recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we perform as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us.

The decrease in the percentage of costs of sales from 73.8% for 2008 to 70.3% for 2009 is due to a slight decrease in the cost of products while we were able to maintain our selling price.

The sales and marketing expense of $169,292 for 2009 represents 1.5% of revenue and the $110,557 sales and marketing expense for 2008 represents 1.7% of revenue.

General and administrative expenses were $943,112 and $480,999 for the years ended December 31, 2009 and 2008, respectively, for an increase of $462,113 or 9.6%.  The increase is primary contributed from the salaries and bonus, from $204,119 in 2008 to $584,409 in 2009, an increase of $380,290, and audit fee from $100,000 in 2008 to $135,000 in 2009, an increase of $35,000.

The following table is a breakdown of our general and administrative expenses for the year ended December 31, 2009 compared to December 31, 2008 on a segment basis.

	December 31, 2009			December 31, 2008
		Catering/Food			Catering/Food
	Agricultural	Distribution		Agricultural	Distribution
	Business	Business	Total	Business	Business	Total
Salaries and bonus	$-	$584,409	$584,409	$-	$204,119	$204,119
Social insurance	-	16,445	16,445	-	10,821	10,821
Depreciation	-	38,652	38,652	-	26,068	26,068
Water & electricity	-	25,198	25,198	-	2,717	2,717
Legal & professional fee	-	22,890	22,890	-	7,467	7,467
Audit fee	-	135,000	135,000	-	100,000	100,000
Other	15,436	105,082	120,518	37,632	92,175	129,807
Total	$15,436	$927,676	$943,112	$37,632	$443,367	$480,999

Income tax expense was $26,877 for the year ended December 31, 2009 compared to $41,608 for the year ended December 31, 2008.  The effective income tax rate was 0.5% and 1.5% of income before taxes for the years ended December 31, 2009 and 2008, respectively.

The Company substantially generated its net income from its PRC operation through Yikoule, Xinyixiang, Ningbo Yiqi, Yangyang, and Yixinrong, the operating subsidiaries and VIEs in the PRC. Yikoule and Xinyixiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

Yangyang and Yixinrong are registered as sole-proprietors and required to pay the PRC income tax on predetermined tax rate at 1.2% to 1.4% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.

The decrease in income tax expense of $14,731 or 35% is primary contributed from the decrease in sales generated by Yikoule. However the increase in sales did not affect the income tax expense for the year of 2009 is because the sales were generated from Yangyang and Yixinrong, the VIEs which are subjected to the predetermined tax amount.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $1,004,071, which consisted primarily of cash and cash equivalents, accounts receivable and amounts due from related parties of $991,702, $256,348 and $208,290, respectively, offset primarily by accrued liabilities and other payables of $608,034.

We had net cash provided by operating activities of $4,798,629 for the year ended December 31, 2009, which consisted primarily of net income of $4,941,079, a decrease in accounts receivable of $706,369, an increase in accrued liabilities and other payables of $414,801, offset primarily by prepayments to land use right of $1,384,718.  During the year ended December 31, 2008, net cash provided by operating activities was $2,160,062. The primary reason for the change in net cash provided by operating activities was an increase in net income from $2,702,372 for the year ended December 31, 2008 to $4,941,079 for the year ended December 31, 2009.

For the year ended December 31, 2009, we had net cash used in investing activities of $2,502,219, which consisted primarily of $902,808 for purchase of plant and equipment, $1,166,020 as a change in restricted cash, and $491,491 for payments on purchase deposits of plant and equipment. The increase in restricted cash is mainly because we have restricted more funds for the working capital in our expansion in agricultural plantation business in leasing more vegetable farmlands in Zhuba Farm Area, Fujian Province and in catering / food distribution business in Ningbo City, Zhejiang Province, the PRC.

For the year ended December 31, 2008, we had net cash used in investing activities of $1,893,899, which consisted primarily of $110,287 for the purchase of plant and equipment, $340,403 advances to related parties and the change in restricted cash of $1,443,209. The change in restricted cash primary represented the restricted fund which we will use for our expansion plans in catering and agriculture businesses to acquire additional kitchenware facilities and farmlands, respectively.

For the year ended December 31, 2009, we had cash used in financing activities of $1,546,716 which was due to the purchase of treasury stock for $1,571,716.

We will need approximately $1 million to complete the Ningbo factory and $2 million to complete the planned large-scaled warehouse kitchens in Shanghai and Suzhou.  We plan to fund our expansions through proceeds from our on-going operations.  We are planning to complete the construction of the second phase equipment and the rest of the investment in our Ningbo Factory during the first quarter of 2010, and are planning to complete our investment for at least one grand and frozen food warehouse in Shanghai also during the first quarter 2010. Additionally, we are planning to complete the construction investment in a grand and frozen food warehouse in Suzhou during the second quarter of 2010. We plan to obtain additional funding by issuing debt or the sale of stock, if market conditions are appropriate.  We are not currently in negotiations with any lenders or other funding sources and we are not certain that we will be able to obtain additional funding on terms favorable to us or at all.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

Our significant contractual obligations are as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$989,707	$832,253	$-	$883,186	$2,705,146

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates and assumptions.

Impairment of Long-Lived Assets

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Revenue Recognition

In accordance with the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

(a)	Product sales

(i)	Trading of agricultural products

The Company generates revenue from the distribution and re- sale of agricultural products such as fruits, vegetables and dry food products in the PRC. Under the terms of various arrangements, the Company usually performs as an agent and receives a fixed, contracted percentage of service fee, based upon the invoiced amount of agricultural products procured on the client’s behalf.

The Company has followed the guidance of Emerging Issues Task Force (“EITF”) 99-19, “ Reporting Revenue Gross As A Principal Versus Net As An Agent” (“EITF 99-19”) whereby the Company evaluates transactions on a case by case basis to determine whether the transaction should be recorded on a gross basis as a principal or net basis as an agent. This evaluation includes, but not limited to, assessing whether the Company (1) or third-party supplier is a primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing pricing, (4) has discretion in supplier selection, (5) can physically change the product, (6) has credit risk and (7) acts as an agent or broker with compensation on a commission or fixed fee basis.

Net basis as an agent

Based on its assessment of the indicators listed in the EIFT 99-19, the Company has concluded that the existing trading business should be accounted for on a net basis. Accordingly, revenue is recognized when services are performed and recorded, net of the purchase costs paid to the suppliers, as the Company is not the primary obligor assuming no risk and rewards of ownership of the agricultural products, the percentage earned is typically fixed and does not bear general inventory and credit risk.

Gross basis as a principal

In any instance, the Company assumes the position of primary obligor and thus will recognize revenue on the gross amount billed to the customers when persuasive evidence of an arrangement exists, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. Under the gross basis accounting, the related cost of revenue will be separately recorded, which primarily consists of seeds, fertilizers, pesticides, purchase costs of agricultural products for re- sale , subcontracting fee, amortization of land use rights and other operating costs directly attributable to the trading business.

(ii)	Sale of frozen lunch boxes

The Company generally sells its frozen lunch boxes to the retail chains and convenience stores on a basis of limited return rights. Revenue is recognized when title passes upon delivery of its products to customers, net of applicable provisions for returns and allowances and business taxes. Since these frozen lunch boxes are perishable, the right of return is limited to 24 hours after the delivery date.

(b)	Catering service and restaurant sales

(i)	Catering services

Catering services are either provided at the customers’ workplaces or the Company’s central kitchens under the contract for the period ranging from 3 months to 1 year. Revenues for catering services billed on per-unit (meal) basis are recognized as the services are sold to the customer, net of business taxes.

(ii)	Restaurant sales

The Company operates restaurant to provide the meal service in the industrial zone. Revenue from restaurant sales is recognized when food and beverage products are sold to the customers, net of business taxes.

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GHN AGRISPAN HOLDING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GHN AGRISPAN HOLDING COMPANY

We have audited the accompanying consolidated balance sheets of GHN Agrispan Holding Company and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
May 12, 2010

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$991,702	$244,175
Accounts receivable, trade	256,348	960,710
Amounts due from related parties	208,290	321,995
Land use rights, current portion	138,546	-
Prepayments, deposits and other receivables	79,578	69,207
Total current assets	1,674,464	1,596,087

Non-current assets:
Restricted cash	2,636,253	1,465,963
Purchase deposits of plant and equipment	491,755	-
Land use rights, net	1,158,050	-
Plant and equipment, net	967,970	237,456
TOTAL ASSETS	$6,928,492	$3,299,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$-	$76,412
Income tax payable	62,359	41,724
Accrued liabilities and other payables	608,034	328,216
Total current liabilities	670,393	446,352

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,520,000 and 40,000,000 shares issued and outstanding as of December 31, 2009 and 2008	40,520	40,000
Additional paid-in capital	25,480	-
Statutory reserve	82,088	60,384
Accumulated other comprehensive income	85,662	75,322
Retained earnings	6,024,349	2,677,448
Total stockholders’ equity	6,258,099	2,853,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,928,492	$3,299,506

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except number of shares)

	Years ended December 31,
	2009	2008
Revenue, net		$
- Product sales	$4,214,591		$1,693,355
- Catering service and restaurant sales	6,749,663		6,464,942

Total revenue, net	10,964,254		8,158,297

Cost of revenue (inclusive of depreciation and amortization)	(4,883,989)		(4,823,086)
Gross profit	6,080,265		3,335,211

Operating expenses:
Sales and marketing	(169,292)		(110,557)
General and administrative	(943,112)		(480,999)
Total operating expenses	(1,112,404)		(591,556)

Income from operation	4,967,861		2,743,655

Other income:
Interest income	95		325

Income before income taxes	4,967,956		2,743,980

Income tax expense	(26,877)		(41,608)

NET INCOME	$4,941,079		$2,702,372

Other comprehensive income:
- Foreign currency translation gain	10,340		58,360
COMPREHENSIVE INCOME	$4,951,419		$2,760,732

Net income per share – Basic and diluted	$0.12		$0.07

Weighted average share outstanding – Basic and diluted	40,154,556		40,000,000

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,941,079	$2,702,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,827	58,147
Loss on disposal of plant and equipment	1,506	-
Shares issued for legal service	1,000	-
Changes in operating assets and liabilities:
Prepayments to land use right	(1,384,718)	-
Accounts receivable, trade	706,369	(815,363)
Prepayments, deposits and other receivables	(10,195)	154,745
Accounts payable, trade	(76,560)	(192,105)
Income tax payable	20,520	41,076
Accrued liabilities and other payables	414,801	211,190

Net cash provided by operating activities	4,798,629	2,160,062

Cash flows from investing activities:
Purchase of plant and equipment	(902,808)	(110,287)
Change in restricted cash	(1,166,020)	(1,443,209)
Advances to related parties	(20,662)	(340,403)
Payments on purchase deposits of plant and equipment	(491,491)	-
Proceeds from disposal of plant and equipment	75,762	-

Net cash used in investing activities	(2,505,219)	(1,893,899)

Cash flows from financing activities:
Repayment to related parties	-	(46,813)
Proceeds from private placement	25,000	-
Purchase of treasury stock	(1,571,716)	-

Net cash used in financing activities	(1,546,716)	(46,813)

Effect of exchange rate changes in cash and cash equivalents	833	4,800

NET CHANGE IN CASH AND CASH EQUIVALENTS	747,527	224,150

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	244,175	20,025

CASH AND CASH EQUIVALENTS, END OF YEAR	$991,702	$244,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,231	$157
Cash paid for interest	$267	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING TRANSACTIONS:
Distribution of treasury stocks as dividends	$1,571,716	$-

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Treasury stocks		Additional		Accumulated other		Total
	No. of share	Amount	No. of share	Amount	No. of share	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	stockholders’ equity

Balance as of January 1, 2008	-	$-	40,000,000	$40,000	-	$-	$-	$7,011	$16,962	$28,449	$92,422

Net income for the year	-	-	-	-	-	-	-	-	-	2,702,372	2,702,372
Appropriation to statutory reserve	-	-	-	-	-	-	-	53,373	-	(53,373)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	58,360	-	58,360

Balance as of December 31, 2008	-	-	40,000,000	40,000	-	-	-	60,384	75,322	2,677,448	2,853,154

Purchase of treasury stocks	-	-	-	-	4,864,000	(1,572,474)	-	-	-	-	(1,572,474)
Distribution of treasury stocks as dividends	-	-	-	-	(4,864,000)	1,572,474	-	-	-	(1,572,474)	-
Shares issued for private placement	-	-	500,000	500	-	-	24,500	-	-	-	25,000
Shares issued for legal service	-	-	20,000	20	-	-	980		-	-	1,000
Net income for the year	-	-	-	-	-	-	-	-	-	4,941,079	4,941,079
Appropriation to statutory reserve	-	-	-	-	-	-	-	21,704	-	(21,704)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	10,340	-	10,340
Balance as of December 31, 2009	-	$-	40,520,000	$40,520	-	$-	$25,480	$82,088	$85,662	$6,024,349	$6,258,099

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

GHN Agrispan Holding Company (“GHNA” or “the Company”) was incorporated in the State of Nevada on August 12, 2009.

On August 13, 2009, the Company entered into a stock exchange transaction with the shareholders of Easecharm International Limited (“Easecharm”), whereby the Company issued 40,000,000 shares of common stock in exchange for 100% of the ownership interest in Easecharm, for the purpose of re-domiciling Easecharm as a Nevada corporation in the United States. As a result of the merger, the Company became the legal entity of Easecharm while the business of Easecharm survives. Unless otherwise indicated, all references to the Company throughout the financial statements include the operations of Easecharm and its subsidiaries and variable interest entities.

Easecharm is mainly engaged in the provision of catering service and restaurant sales, sales and distribution of agricultural products such as fruits, vegetables and dry food supplies in the People’s Republic of China (the “PRC”). It was incorporated in the British Virgin Islands on January 21, 2009 as a limited liability company for the purpose of holding 100% equity interest in Hong Kong Yidong Group Company Limited (“HKYD”).

HKYD was incorporated in Hong Kong on April 12, 2005 as a limited liability company with authorized, issued and outstanding ordinary shares of 1,000,000 shares of $0.13 (equivalent to Hong Kong Dollars (“HK$”) 1) per share.

On April 16, 2009, the Company approved the Plan of Reorganization (the “Reorganization”) and executed the Reorganization with the following share exchange transactions in August 2009:

1.
HKYD entered into a share transfer agreement with the former equity owners of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd.) (“Xinyixiang”) in exchange for the entire equity interest in Xinyixiang for a cash consideration of $100,000 (approximately RMB 685,000) in aggregate, and;

2.
Xinyixiang entered into a share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”), in exchange for the entire equity interest in Yikoule for a cash consideration of $40,800 (approximately RMB 280,000) in aggregate.

Immediately following the Reorganization, Xinyixiang and Yikoule became indirect wholly-owned subsidiaries of the Company. On September 7, 2009, Xinyixiang changed its name to Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.

Pursuant to a nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun, a Hong Kong resident and the major shareholder of the Company and Ms. Xu Yizhen, a PRC resident and the sister of Ms. Chui Wai Chun, Ms. Xu Yizhen is the registered owner of Xinyixiang and Yikoule while at all material time, Ms. Chui Wai Chun is the sole beneficial owner. Since Easecharm, HKYD, Xinyixiang and Yikoule are entities under common control of an ultimate owner, the ownership transfer transaction was accounted for as a transfer of entities under common control under the provision of Accounting Standards Codification (“ASC”) Topic 805-50-15-6, “Transactions Between Entities Under Common Control”. Hence, the consolidation of all the companies has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

On September 15, 2009, the Company established Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”) in Ningbo City, Zhejiang Province, the PRC with the registered capital of US$800,000. Ningbo Yiqi is registered as a limited liability company and engaged in supply chain management, provision of catering service and restaurant sales, and trading of agricultural products in the PRC.

In September 2009, the Company issued 500,000 shares of common stock to 36 individuals for cash consideration of $25,000 in the private placement.

In September 2009, the Company issued 20,000 shares to its attorney at the fair value of $0.05 per share for legal services charge of $1,000.

As of December 31, 2009, details of the Company’s subsidiaries and variable interest entities (“VIEs”) are described below:

	Company name	Place and date of incorporation	Particulars of issued / paid-in capital	Principal activities

1	Easecharm International Limited (“Easecharm”)	British Virgin Islands January 21, 2009	10,000 issued shares of US$1 each	Holds 100% equity interest in HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	1,000,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Xinyixiang and Joy City

3	Joy City Investment Limited (“Joy City”)	Hong Kong March 10, 2009	10,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd.) (“Xinyixiang”)	The PRC July 20, 2006	US$100,000	Investment holdings, provision of catering services and restaurant sales, and plantation and trading of agricultural products

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	The PRC September 26, 2003	RMB1,000,000	Provision of catering services and restaurant sales

6	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	The PRC September 15, 2009	US$120,000	Provision of catering services and restaurant sales

7	Xiamen Yangyang Canteen (“Yangyang”)#	The PRC May 16, 2005	N/A	Provision of catering services and restaurant sales

8	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) #	The PRC January 6, 2009	N/A	Trading of fruits, vegetables and dry food products

# represents variable interest entity (“VIE”)

GHNA and its subsidiaries and VIEs are hereinafter collectively referred to as (“the Company”).

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of GHN and its subsidiaries and VIEs. All inter-company balances and transactions between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

The Company has adopted the ASC Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

•	Variable interest entities (“VIE”)

The Company’s operating subsidiary, Yikoule operates its catering services and trading of fruits, vegetables and dry food products in the PRC, through its variable interest entities, as below:

•	Yangyang, a sole-proprietor is mainly engaged in the provision of catering service and restaurant sales to customers in the PRC; and

•
Yisheng and Yifu are registered as sole-proprietors and their principal business activities are trading of fruits, vegetables and dry food products in the PRC. As a result of business restructuring, Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) was established as a sole-proprietor on January 6, 2009, for the purpose of taking over all the business operation of Yisheng and Yifu. Yisheng and Yifu respectively ceased operations on November 19, 2008 and January 6, 2009, respectively.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

A series of agreements were entered into amongst Yikoule, Yangyang, Yisheng, Yifu and Yixinrong, providing Yikoule the ability to control Yangyang, Yisheng, Yifu and Yixinrong, including its financial interest as described below:

1.	Option Agreement, Yikoule has the option to purchase Yangyang, Yisheng, Yifu and Yixinrong’s all assets and ownership at any time.

2.
Operating Agreement and Exclusive Consulting Services Agreement, Yikoule is appointed as its exclusive service provider to provide business support and related consulting services. Yangyang, Yisheng, Yifu and Yixinrong are agreed to pay the consulting and service fee which equal to 100% of their net profits to Yikoule.

3.
Pledge Agreement, Yangyang, Yisheng, Yifu and Yixinrong agreed to pledge their legal interest to Yikoule as a security for the obligations of Yangyang, Yisheng, Yifu and Yixinrong under the exclusive consulting services agreement.

With the above agreements, Yikoule demonstrates its ability to control Yangyang, Yisheng, Yifu and Yixinrong as the primary beneficiary and the operating results of the VIEs are included in the consolidated financial statements for the years ended December 31, 2009 and 2008.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

For the years ended December 31, 2009 and 2008, the Company has not recorded the allowance for doubtful accounts.

•	Land use rights

Land use rights represented the aggregate rent payments of farmland use rights for approximately 187.34 acre of farmlands to develop the agricultural plantation bases in Fujian and Gansu Province, the PRC. The land use rights are recorded at cost and amortized on the straight-line method over the lease term of 10 years, due through September 2019.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account the residual value:

	Depreciable life	Residual value
Leasehold improvement	5 - 10 years	0%
Kitchenware	5 years	5% - 10%
Furniture, fittings and equipment	5 years	5% - 10%
Motor vehicles	5 years	5% - 10%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

•	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, ,the Company reviews its long-lived assets, including plant and equipment and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2009 and 2008.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

(a)         Product sales

(i)         Trading of agricultural products

The Company generates revenue from the distribution and re-sale of agricultural products such as fruits, vegetables and dry food products in the PRC. Under the terms of various arrangements, the Company usually performs as an agent and receives a fixed, contracted percentage of service fee, based upon the invoiced amount of agricultural products procured on the client’s behalf.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The Company has followed the guidance of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent” (“EITF 99-19”) whereby the Company evaluates transactions on a case by case basis to determine whether the transaction should be recorded on a gross basis as a principal or net basis as an agent. This evaluation includes, but not limited to, assessing whether the Company (1) or third-party supplier is a primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing pricing, (4) has discretion in supplier selection, (5) can physically change the product, (6) has credit risk and (7) acts as an agent or broker with compensation on a commission or fixed fee basis.

Net basis as an agent

Based on its assessment of the indicators listed in the EIFT 99-19, the Company has concluded that the existing trading business should be accounted for on a net basis. Accordingly, revenue is recognized when services are performed and recorded, net of the purchase costs paid to the suppliers, as the Company is not the primary obligor assuming no risk and rewards of ownership of the agricultural products, the percentage earned is typically fixed and does not bear general inventory and credit risk.

Gross basis as a principal

In any instance, the Company assumes the position of primary obligor and thus will recognize revenue on the gross amount billed to the customers when persuasive evidence of an arrangement exists, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. Under the gross basis accounting, the related cost of revenue will be separately recorded, which primarily consists of seeds, fertilizers, pesticides, purchase costs of agricultural products for re- sale , subcontracting fee, amortization of land use rights and other operating costs directly attributable to the trading business.

For the years ended December 31, 2009 and 2008, the gross revenue generated from trading of agricultural products was $20,780,483 and $8,015,201, respectively.

(ii)         Sale of frozen lunch boxes

The Company generally sells its frozen lunch boxes to the retail chains and convenience stores on a basis of limited return rights. Revenue is recognized when title passes upon delivery of its products to customers, net of applicable provisions for returns and allowances and business taxes. Since these frozen lunch boxes are perishable, the right of return is limited to 24 hours after the delivery date.

(b)         Catering service and restaurant sales

(i)          Catering services

Catering services are either provided at the customers’ workplaces or the Company’s central kitchens under the contract for the period ranging from 3 months to 1 year. Revenues for catering services billed on per-unit (meal) basis are recognized as the services are sold to the customer, net of business taxes.

(ii)         Restaurant sales

The Company operates restaurant to provide the meal service in the industrial zone. Revenue from restaurant sales is recognized when food and beverage products are sold to the customers, net of business taxes.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

(c)      Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of revenue

Cost of revenue includes cost of merchandise, food supplies, labor cost, depreciation, packaging cost and overhead that are directly attributable to the provision of catering services and distribution of products. Shipping and handling costs, associated with the distribution of catering products to the customers, are recorded in cost of revenue and are recognized when the related catering products is shipped to the customer.

•	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $718 and $4,348 and recorded in sales and marketing expense for the years ended December 31, 2009 and 2008, respectively.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in the PRC maintain their books and record in their local currency, Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year-end rates RMB:US$1 exchange rate	6.8372	6.8542
Annual average rates RMB:US$1 exchange rate	6.8409	6.9623

•	Stock-based compensation

The Company adopts ASC Topic 718, "Stock Compensation" ("ASC 718") using the fair value method. Under ASC 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statement of operations as the related employee service is provided.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in two reportable operating segments: catering/food distribution business and agricultural business in the PRC.

•	Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivables, prepayments and other receivables, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05, “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on the consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on the consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the adoption of these sections did not have a material impact on the Company’s financial statements.

3.	ACCOUNTS RECEIVABLE, TRADE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. As of December 31, 2009 and 2008, management has determined that no allowance for doubtful accounts is required.

4.	AMOUNTS DUE FROM RELATED PARTIES

As of December 31, 2009 and 2008, amounts due from related parties of $208,290 and $321,995, respectively, represented temporary advances made to the related companies which are controlled by Ms. Xu Yizhen, the director of the Company, which was unsecured, interest-free and repayable on demand.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

5.	RESTRICTED CASH

The Company has classified certain cash and cash equivalents that are not available for use in its operations, which are restricted for capital expenditure in connection with the Company’s expansion plans in catering and agriculture businesses in the next 12 months.

During 2009, the Company has commenced the expansion plans to construct additional kitchen facilities and develop the agricultural plantation bases in the PRC at a total estimated cost of approximately $5,160,000 (equivalent to RMB35,280,460). For the year ended December 31, 2009, the Company expended $2,641,447 on these expansion plans from its restricted cash and recorded as additions to plant and equipment, land use rights and purchase deposits of plant and equipment.

6.	PURCHASE DEPOSITS OF PLANT AND EQUIPMENT

The purchase deposits of plant and equipment represent payments to vendors for the construction of additional kitchen facilities (see note 5), which are interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and relieved against plant and equipment when they are received by the Company.

7.	LAND USE RIGHTS

Land use rights consist of the following:

	As of December 31,
	2009	2008

Land use rights, at cost	$1,385,463	$-
Less: accumulated amortization	(88,819)	-
Less: foreign translation difference	(48)	-
Land use rights, net	1,296,596	-
Less: current portion	(138,546)	-
Land use rights, non-current portion	$1,158,050	$-

For the years ended December 31, 2009 and 2008, amortization expense was $88,819 and $0, respectively and recorded in cost of revenue.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The estimated amortization expense on the land use rights in the next five years are as follows:

Year ending December 31:
2010	$138,546
2011	138,546
2012	138,546
2013	138,546
2014	138,546
Thereafter	603,866

Total	$1,296,596

8.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As of December 31,
	2009	2008

Leasehold improvement	$236,301	$57,405
Kitchenware	795,794	173,721
Furniture, fittings and equipment	35,980	39,535
Motor vehicles	69,864	66,461
Foreign translation difference	1,331	31,104
	1,139,270	368,226
Less: accumulated depreciation	(170,953)	(121,877)
Less: foreign translation difference	(347)	(8,893)

Plant and equipment, net	$967,970	$237,456

Depreciation expense for the years ended December 31, 2009 and 2008 was $96,008 and $58,147, which included $65,438 and $32,078, in cost of revenue, respectively.

9.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	As of December 31,
	2009	2008

Accrued operating expenses	$178,741	$189,270
Accrued salaries and welfare expense	393,212	121,798
Customers deposit	5,631	460
Other payables	30,450	16,688
	$608,034	$328,216

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

10.	STOCKHOLDERS’ EQUITY

On August 13, 2009, the Company entered into a stock exchange transaction and issued a total of 40,000,000 shares of common stock, for the purpose of re-domiciling Easecharm as a Nevada corporation in the United States.

Pursuant to stock exchange transaction on August 13, 2009, the weighted average number of common shares issued and outstanding of 40,000,000 shares was adjusted to account for the effects of the stock exchange transaction as re-domiciling Easecharm as a Nevada corporation as fully described in Note 1, for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

On September 15, 2009, the Company issued 500,000 shares of common stock to 36 individuals for cash consideration of $25,000 in a private placement.

On September 15, 2009, the Company issued 20,000 shares of common stock at a consideration of $1,000 for legal services rendered in the normal course of business.

On September 18, 2009, the Company approved to purchase 4,864,000 shares of common stock from a major shareholder for a consideration of $1,572,474 at an average cost of $0.323 per share. On December 7, 2009, the Company approved the distribution of these treasury stocks as dividends to the existing shareholders of the Company on a pro-rata basis.

11.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (United States) and foreign components of income before income taxes are comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdictions from:
– Local	$(419,440)	$-
– Foreign	5,387,396	2,743,980
Income before income taxes	$4,967,956	$2,743,980

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The provision for income taxes consists of the following:

	Years ended December 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	26,877	41,608

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$26,877	$41,608

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GHNA is registered in the State of Nevada and is subject to United States of America tax law. The Company has incurred a net operating loss of $419,440 and $0 for the years ended December 31, 2009 and 2008, respectively which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided a full valuation allowance against the deferred tax assets of $142,610 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, Easecharm is not subject to tax on income. For the years ended December 31, 2009 and 2008, Easecharm has not incurred any operations.

Hong Kong

HKYD and Joy City are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the years ended December 31, 2009 and 2008, HKYD and Joy City incurred the aggregate operating loss of $662 and $0, respectively.

The PRC

The Company substantially generated its net income from its PRC operation through Yikoule, Xinyixiang, Ningbo Yiqi, Yangyang, and Yixinrong, the operating subsidiaries and VIEs in the PRC. Yikoule and Xinyixiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

Yangyang and Yixinrong are registered as sole-proprietors and required to pay the PRC income tax on predetermined tax rate at 1.2% to 1.4% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.

Pursuant to a legal opinion issued by an independent attorney Messrs Tenet & Partners located in Xiamen City, Fujian Province, of August 11, 2009, they opined that Yangyang and Yixinrong as sole-proprietorships were eligible to the predetermined tax basis and they complied with the following rules and regulations issued by the State Administration of Taxation of the PRC:

a)      Law of the People's Republic of China on the Administration of Tax Collection;
b)	Rules for the Implementation of the Law of the People's Republic of China on the Administration of Tax Collection;
c)      Individual Industrial and Commercial Tax Charge Fixed Management Approach;
d)      Individual industrial and commercial tax levy fixed in accordance with approved.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes	$5,388,058	$2,743,980
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,347,014	685,995

Net operating loss carryforwards	29,580	-
Effect of tax holiday	(275,318)	(284,390)
Effect on non-deductible items	-	37,128
Effect of different tax bases	(1,078,908)	(397,125)
Tax under-provided in prior year	4,509	-
Income tax expense	$26,877	$41,608

The Company files tax returns in the various tax jurisdictions in which its subsidiaries operate in the PRC. The PRC 2008 tax returns were filed and finalized by the local tax office and 2009 tax returns remain open to examination by the tax authority.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards from:
- Local	$142,610	$-
- Foreign	29,689	-
	172,299	-
Less: valuation allowance	(172,299)	-
Deferred tax assets	$-	$-

As of December 31, 2009 and 2008, the Company incurred $538,422 and $0 of aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $172,299 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2009, the valuation allowance increased by $172,299, primarily relating to net operating loss carryforward in local and foreign tax regimes.

12.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$4,941,079	$2,702,372

Denominator:
- Weighted average shares outstanding	40,154,556	40,000,000

Net income per share – Basic and diluted	$0.12	$0.07

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

13.	2009 STOCK INCENTIVE PLAN

On September 18, 2009, the Company approved the 2009 Stock Incentive Plan (“the Plan”) for the benefit of employees, officers, directors and consultants of the Company and its affiliates, all of whom are and will be responsible for the Company’s future growth. In accordance with the Plan, the Company is authorized to make awards under the Plan to an eligible person in the form of (i) stock options, (ii) restricted stock, (iii) stock awards, (iv) performance shares or (v) any combination. The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 1,200,000 shares. As of December 31, 2009, no awards were made under the Plan.

14.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The subsidiaries and variable interest entities operating in the PRC are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $16,455 and $10,821 for the years ended December 31, 2009 and 2008, respectively.

15.	STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2009 and 2008, the Company’s subsidiaries made appropriation of $21,704 and $53,373 to statutory reserve, respectively.

16.	SEGMENT REPORTING – BUSINESS SEGMENT

The following information is presented in accordance with ASC Topic 280. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Chief Executive Officer, Ms. Xu, who evaluates revenue and gross margin information for each of the reportable segment. Operating expenses are not reviewed on a segment by segment basis. Each of the reportable segments is a strategic business unit that offers different products and services. They are managed separately because each business requires different technology and marketing strategies.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

The Company operates two reportable business segments in the PRC, as defined by ASC Topic 280:

•	Catering/Food Distribution Business – provision of catering services, restaurant sale and sale of frozen lunch boxes

•	Agricultural Business – trading of agricultural products, where the Company reports its revenue on a ‘net’ basis as an agent and the Agricultural business was commenced in 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2009 and 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009
	Catering/ food distribution business	Agricultural Business	Total
Revenues from external customers:
- Products sales	$117,966	$-	$117,966
- Products sales, net	-	4,096,625	4,096,625
- Catering service and restaurant sales	6,749,663	-	6,749,663
Total revenues, net	6,867,629	4,096,625	10,964,254
Cost of revenue:
- Amortization of land use rights	-	(88,819)	(88,819)
- Food expenses	(3,737,338)	-	(3,737,338)
- Labor expenses	(668,090)	(15,436)	(683,526)
- Other cost of revenue	(340,139)	(34,167)	(374,306)

Total cost of revenue	(4,745,567)	(138,422)	(4,883,989)

Gross profit	2,122,062	3,958,203	6,080,265
Depreciation and amortization	96,008	88,819	184,827
Net income	998,417	3,942,662	4,941,079
Total assets	2,921,022	4,007,470	6,928,492
Expenditure for long-lived assets	$902,808	$1,384,718	$2,287,526

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Year ended December 31, 2008
	Catering/ food distribution business	Agricultural business	Total
Revenues from external customers:
- Products sales	$52,565	$-	$52,565
- Products sales, net	-	1,640,790	1,640,790
- Catering service and restaurant sales	6,464,942	-	6,464,942
Total revenues, net	6,517,507	1,640,790	8,158,297
Cost of revenue:
- Food expenses	(3,626,056)	-	(3,626,056)
- Labor expenses	(713,709)	(11,157)	(724,866)
- Other cost of revenue	(431,913)	(40,251)	(472,164)

Total cost of revenue	(4,771,678)	(51,408)	(4,823,086)
Gross profit	1,745,829	1,589,382	3,335,211
Depreciation and amortization	58,147	-	58,147
Net income	1,151,090	1,551,282	2,702,372
Total assets	1,721,484	1,578,022	3,299,506
Expenditure for long-lived assets	$110,287	$-	$110,287

All long-lived assets are located in the PRC during the years presented.

17.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2009 and 2008, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at year-end date, is presented as follows:

	Year ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,351,711	12%	$-
Customer B	1,573,691	14%	-
Total:	$2,925,402	26%	$-

	Year ended December 31, 2008		December 31, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$1,425,697	17%	$-
Customer B	910,775	11%	239,481
Total:	$2,336,472	28%	$239,481

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

(b)       Major vendors

For the years ended December 31, 2009 and 2008, there is no vendor who accounts for 10% or more of the Company’s purchases.

(c)       Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

Due to the nature of the Company’s agricultural trading business, a significant portion of the net revenue is transacted on a cash basis. For the years ended December 31, 2009 and 2008, net revenue transacted in cash accounted for 31% and 9%, respectively of the total net revenue. Starting from the third quarter of 2009, the Company has requested its major customers and suppliers in the agricultural trading business to transact the sales and purchases through bank instructions.

(d)       Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(f)       Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

18.	COMMITMENTS AND CONTINGENCIES

(a)       Operating leases commitments

The Company’s subsidiaries operating in PRC were committed under a number of non-cancelable operating leases of kitchen facilities and premises with various terms ranging from 1 to 3 years with fixed monthly rentals, due through September 2012. Total rent expenses for the years ended December 31, 2009 and 2008 was $164,409 and $108,802, respectively.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

In January and June 2009, the Company entered into various non-cancelable operating leases of farmlands with a term of 10 years, as below:

The Company leased various fruit plantation farmlands under non-cancelable operating leases with a lease term of 10 years, with installment payable in various terms over the lease period, subject to the below rental payment schedule as below:

Payment becomes due before,
October 1, 2012	$662,390
October 1, 2015	883,186

Total	$1,545,576

As of December 31, 2009, the Company paid the first installment of $662,390 on the partial rental payment of land use rights for approximately 82.9 acres of farmlands to develop an agricultural plantation bases in Gansu Province, the PRC, from its restricted cash (see Note 5) and it was recorded as “land use rights”. The aggregate rental payment will be amortized over the entire lease term of 10 years, on a straight-line basis and charged to the operations accordingly.

The Company also leased various vegetable plantation farmlands under non-cancelable operating leases with a lease term of 10 years. During the year ended December 31, 2009, the Company made a full and upfront rental payment of $723,074 relating to land use rights for approximately 104.44 acre of farmlands to develop an agricultural plantation bases in Fujian Province, the PRC, from its restricted cash (see Note 5) and it was recorded as “land use rights”. The prepaid rental payment was amortized over its lease term of 10 years, on a straight-line basis and charged to the operations accordingly.

As of December 31, 2009, the aggregate future minimum rental payments of the Company due under various non-cancelable operating leases are as follows:

	Operating lease commitments
	Kitchen facilities and premises	Fruit plantation farmlands	Vegetable plantation farmlands	Total
Year ending December 31:
2010	$132,338	$-	$857,369	$989,707
2011	106,886	-	-	106,886
2012	62,977	662,390	-	725,367
2013	-	-	-	-
2014	-	-	-	-
Thereafter	-	883,186	-	883,186

Total	$302,201	$1,545,576	$857,369	$2,705,146

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

(b)       Sub-contracting commitment

In June 2009, the Company entered into several sub-contracting agreements with individual farmers, the lessor of the fruit and vegetable plantations farmlands, to perform cultivation on the leased farmlands. The Company will purchase all fruits and vegetables produced by the farmers in compliance with the Company’s specifications and quality standards. The purchase cost is determined by (i) direct materials costs incurred by the farmers including seeds, fertilizers, pesticides, water and electricity at their invoiced value and (ii) the pre-agreed processing fee which is according to the time taken to grow the products. For the years ended December 31, 2009 and 2008, the Company did not record any sub-contracting cost to farmers as the agricultural plantation business commenced in the first quarter of 2010.

(c)       Capital commitment

In January and June 2009, the Company entered into several contracts in connection with the expansion plan to construct the additional kitchen facilities totaling $1,747,173. For the year ended December 31, 2009, the Company expended $1,257,094 relating to the addition of kitchenware and construction cost of kitchen facilities in Quanzhou City, Fujian Province and Ningbo City, Zhejiang Province in the PRC from its restricted cash (see Note 5). The Company has the future contingent payment of $490,079 on the future purchase of additional kitchenware.

(d)       Compensation commitment

On September 15, 2009, the Company approved an executive compensation incentive system to award the key executive members of management subject to the fiscal years from 2009 to 2011 results, in accordance with the performance measurement criteria. The Company has recorded total executive compensation expense of $248,854.for the year ended December 31, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

		Present Position	Has Served As
Name	Age	and Offices	Director Since

Xu Yizhen	48	President, Chief Executive and Director	2003
Xu Bizhen	46	Vice President of HKYD, Director	2009
Chu Wai Chun	58	Director	2008
Cai Peiyang	37	General Manager –Catering/Food Distribution Business	__
Li Xu	38	Chief Financial Officer	__
Ma Qian	27	Executive Vice President and Director	2009
Li Hong	45	General Manager- Agriculture Business	__

Family Relationships

Except as set forth below, none of the directors and officers is related to any other director or officer of the Company.  Mr. Ma Qian is the son of Ms. Xu Yizhen.  Ms. Xu Bizhen is the sister of Ms. Xu Yizhen.  Ms. Chui Wai Chun is the sister of Ms. Xu Yizhen and Ms. Xu Bizhen

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Ms. Xu Yizhen joined us in September 2003 as our President, Chief Executive Officer and Director. From September 1987 to September 2003, she was the Director of Marketing in Xiamen Tourism Group. Ms. Xu graduated from Open University of Hong Kong in 1993 with a Master of Business Administration.

Ms. Xu Bizhen joined us as Vice-President of HKYD in September 2008. She has served as our Director since August 2009.  From March 2003 to September 2008, Ms. Xu was the Vice General Manager of Transitop Logistics (China) Limited. From March 2000 to March 2003 she was Project Leader with Fujian Hongshen Accountants Affairs Office.

Ms. Chui Wai Chun joined us on January 2008 as Director. From June 2005 to October of 2007, she was involved in procurement and trading of precious metals as a private investor. From October of 2004 to June of 2005 she held the position Director of Sales in Kam Lung Jewelry, a retail Jewelry outlet based in Xiamen, PRC.

Mr. Cai Peiyang joined us in November 2006 as the General Manager of our Catering/Food Distribution division. From May 1995 to November 2006, Mr. Cai was the Deputy General Manager for Xiamen, Dayang Fisheries Co., Ltd. Mr. Cai is currently the General Manager of Catering/Food Distribution division of GHNA Agrispan Holding Company. Mr. Cai holds OIA (Organization International Agropecuaria) and HACCP (Hazard Analysis and Critical Control Point) certificates and graduated in 1996 from University of Xiamen with a diploma in English.

Mr. Li Xu joined us in April 2008 as Chief Financial Officer. From March 2006 to April 2008, Mr. Li was the CFO of Xiamen King Long Construction Machinery Co., Ltd. From September 2003 to March  2006, he was the Financial Director of Xiamen Xian Sheng Special Glass Co., Ltd.

Mr. Ma Qian joined us in October 2005 as Assistant Manager of Marketing Department. Mr. Ma has served as our Director since August 2009.  In January 2007, Mr. Ma was assigned as the Director of Marketing in HKYD. Since November 11, 2008, Mr. Ma has been serving as the Executive Vice President of HKYD.  Mr. Ma graduated in 2005 with a Bachelor of Arts degree in International Trade from Guangdong University of Foreign Studies.

Mr. Li Hong joined us in April 2007 as General Manager of the Agriculture division.  From November 2005 to April 2007, Mr. Li was the General Manager of China Green Group. From March 2001 to November 2005 Mr. Li was the Marketing Director of the Beijing Huiyuan Beverage and Food Group Co., Ltd.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Code of Ethics

As a new public company, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as we gain experience as a public company.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation program currently consists solely of cash compensation for the services provided.  Our board of directors recently adopted the Plan to motivate key individuals by allowing them to participate in the success of the Company and its affiliates.  The board of directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants and oversee and administer our Executive Compensation Incentive System and initiatives, including Xu Yizhen, Xu Bizhen and Ma Qian.  Our Executive Compensation Incentive System is more fully described below.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Xu Yizhen, Xu Bizhen and Ma Qian.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between us and the executive.  We did not perform any formal third-party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salaries provided to our executive officers under our present Executive Compensation Incentive System are reasonable considering their experience and unique skill sets.  The objective of the Executive Compensation Incentive System is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our Executive Compensation Incentive System from time to time and take Company performance as well as general market conditions into account when implementing our Executive Compensation Incentive System.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2009 and December 31, 2008 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2009 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2009.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)

Xu Yizhen,	2009	$26,470	$17,647	$0	$0	$0	$0	$88,235(2)	$132,352

Chief Executive Officer and President	2008	$14,705	$14,705	$0	$0	$0	$0	$5,882	$35,292

(1)
All compensation was paid in Renminbi Yuan (PRC), our functional currency.  Renminbi Yuan was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an annual average rate of 6.8409 and 6.9623 for fiscal years ended 2009 and 2008, respectively.

(2)	Pursuant to the Executive Compensation Incentive System, we agreed to pay Xu Yizhen an additional bonus payment of $88,235 in June 2010 for performance attributable to fiscal year 2009.

Narrative disclosure to Summary Compensation

Our executive officers are not parties to written employment agreements but are subject to our Executive Compensation Incentive System as more fully described below.

Executive Compensation Incentive System

In establishing our Executive Compensation Incentive System, our board of directors generally considers the performance of each executive, the value of services provided by such executive, the financial results achieved or to be achieved in the business operations as referenced to the Company’s annual operation plan and the amount of compensation reasonably believed to be necessary to retain the services of such executive.  For the years ended December 31, 2009 through 2011, the board determined the compensation of Xu Yizhen, Ma Qian, Xu Bizhen and Li Xu to be the following:

Name	Position	Aggregate Base Compensation (3 Year)	Aggregate Bonus (3 Year)
Xu Yizhen	Chief Executive Officer and President	$263,493	$175,662
Ma Qian	Executive Vice President	$87,831	$58,554
Xu Bizhen	Vice President	$87,831	$58,554
Li Xu	Chief Financial Officer	$87,831	$58,554

During this period, each executive will be eligible to receive an annual bonus payment (the aggregate amount of which is described under the column entitled “Aggregate Bonus”) upon achievement of the below described annual performance objectives.

	2009	2010	2011
Total Revenue, Net	10,980,883	36,385,735	51,354,411
After-tax Profit	5,436,765	5,672,836	6,094,529

The aggregate base compensation and bonus will be awarded in installments over a period of three years, with twenty percent (20%) awarded in April 2010; thirty percent (30%) awarded in April 2011; and fifty percent (50%) awarded in year 2012, provided that, with respect to the bonus payment, the executive achieves his or her performance objectives in the year that the bonus compensation is awarded.

The board of directors is entitled to award bonus compensation in addition to and or in lieu of the above described bonus payments in its discretion.

Equity Awards

There are no options, warrants or convertible securities outstanding.  At no time during the last fiscal year with respect to any of any of our executive officers was there:

●
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer;
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2009, we did not provide compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Xu Yizhen, Xu Bizhen, Ma Qian and Chui Wai Chun.  Xu Yizhen is our President and Chief Executive Officer.  Xu Bizhen is our Vice-President.  Ma Qian is our Executive Vice President.  The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Xu Yizhen, Xu Bizhen and Ma Qian.

Compensation Committee Report

Our entire board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by members of the board of directors:
Xu Yizhen
Xu Bizhen
Ma Qian
Chui Wai Chun

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 10, 2010, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner(1)	of Beneficial Ownership(2)	of Class(2)

Xu Yizhen(3)	0	0%
Xu Bizhen (3)	0	0%

Ma Qian(3)	1,363,698	3.37%
Chui Wai Chun	18,537,195	45.75%
All Officers and Directors as a Group
(consisting of 7 persons)	19,900,893	49.12%
_______________
*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o GHN Agrispan Holding Company, 402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC.
(2)
Applicable percentage ownership is based on 40,520,000 shares of common stock outstanding as of May 10, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of May 10, 2010.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of May 10, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Each is a founder and/or director of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Reorganization Transactions

GHN Agrispan Holding Company (“GHNA” or “we”) is a Nevada corporation formed on August 12, 2009.  By Agreement dated as of August 13, 2009, we acquired Easecharm International Limited (“Easecharm”), a British Virgin Islands corporation formed in January 21, 2009.  Easecharm is our wholly-owned subsidiary.  The transaction was structured as a share exchange in which we exchanged 40,000,000 shares of our common stock for 10,000 shares of Easecharm.  The purpose of this transaction was solely to form a U.S. holding company for our business.

Easecharm was incorporated in the British Virgin Islands on January 21, 2009 as a limited liability company for the purpose of holding 100% equity interest in Hong Kong Yidong Group Company Limited (“HKYD”). HKYD was incorporated in Hong Kong on April 12, 2005 as a limited liability.

On April 16, 2009, Easecharm approved the Plan of Reorganization (the “Reorganization”) and executed the Reorganization with the following share exchange transactions in August 2009:

1.    HKYD entered into a share transfer agreement with the former equity owners of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd.) (“Xinyixiang”) in exchange for the entire equity interest in Xinyixiang for a total consideration of $100,000 (approximately RMB 685,000) in aggregate, and;

2.    Xinyixiang entered into a share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”), in exchange for the entire equity interest in Yikoule for a total consideration of $40,800 (approximately RMB 280,000) in aggregate.

Immediately following the Reorganization, Xinyixiang and Yikoule became our indirect wholly-owned subsidiaries.  On September 7, 2009, Xinyixiang changed its name to Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.

Pursuant to a nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun, a Director and the major shareholder of Easecharm, and Ms. Xu Yizhen, our president and CEO and the sister of Ms. Chui Wai Chun, Ms. Xu Yizhen is the registered owner of Xinyixiang and Yikoule, and at all material times, Ms. Chui Wai Chun is the sole beneficial owner.

Certain Advances

As of December 31, 2009 and December 31, 2008, amounts due from related parties of $208,290 and $321,995, respectively represented temporary advances made to certain companies which are controlled by Ms. Xu Yizhen, our President, Chief Executive Officer and director.  The temporary advances were unsecured, interest-free and repayable on demand.  As of March 31, 2010, $2,524 was repaid.

As of December 31, 2007, amounts due to a related party of $74,316 represented temporary advances from the director of the Company, Ms. Xu Yizhen, which was unsecured, interest-free with no fixed repayment term. The imputed interest on the amount due to a director was not significant and all amounts were repaid in 2008.

Other

On September 18, 2009, we repurchased 4,864,000 shares of common stock from a major shareholder at an average cost of $0.323 per share for aggregate consideration of $1,572,474. On December 7, 2009, we approved the distribution of such treasury shares to our shareholders on pro-rata basis, resulting in a distribution to Chui Wai Chun, our director, and Ma Qian, our director and executive vice president, of 2,225,195 and 163,698 additional shares of common stock, respectively.

Other than the foregoing, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of four members: Xu Yizhen, Xu Bizhen, Chui Wai Chun and Ma Qian.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 3, 2009, ZYCPA Company Limited (ZYCPA) became our principal independent accounting firm.  All audit work was performed by the full time employees of ZYCPA.  Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by ZYCPA.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2009	December 31, 2008

Audit fees	$135,000	$100,000

Audit related fees	-0-	-0-

Tax fees	-0-	-0-

All other fees	-0-	-0-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
1	Articles of Share Exchange(1)
3.1	Articles of Incorporation GHN Agrispan Holding Company(1)
3.2	Bylaws GHN Agrispan Holding Company(1)
3.8	VIE Documents of Xiamen Yangyang Restaurant(1)
3.9	VIE Documents of Xiamen Yixinrong Fruit & Vegetable Market(1)
4.1	Form of common stock Certificate of GHN Agrispan Holding Company (1)
4.2	GHN Agrispan Holding Company 2009 Stock Incentive Plan(1)
9.1	Nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun and Ms. Xu Yizhen(1)
10.1	Share transfer agreement with the former equity owners of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) (1)
10.2	Share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (1)
10.3	Contract to manufacture preserved candied fruits between Yikoule Catering Distribution Co., Ltd and YiBiYi Food Co., Ltd. (1)
10.4(a)	Land Sub-Lease Agreement of Yan Mingshu(1)
10.4(b)	Land Sub-Lease Agreement of Sanxiushan 1(1)
10.4(c)	Land Sub-Lease Agreement of Sanxiushan 2(1)
10.4(d)	Land Sub-Lease Agreement of Li Deli(1)
10.4(e)	Land Sub-Lease Agreement of Liu Jieyue(1)
10.4(f)	Land Sub-Lease Agreement of Jiang Tao(1)
10.4(g)	Land Sub-Lease Agreement of Jiang Yonghua(1)
10.4(h)	Land Sub-Lease Agreement of Li Deli*
10.4(i)	Land Sub-Lease Agreement of Sanxiushan 3*
10.5(a)	Sub-Contract Agreement of Yan Mingshu(1)
10.5(b)	Sub-Contract Agreement of Guo Yongyuan (Sanxiushan 1,2) (1)
10.5(c)	Sub-Contract Agreement of Li Deli(1)
10.5(d)	Sub-Contract Agreement of Liu Jieyue(1)
10.5(e)	Sub-Contract Agreement of Jiang Tao(1)
10.5(f)	Sub-Contract Agreement of Jiang Yonghua(1)
10.5(g)	Sub-Contract Agreement of Li Deli*
10.5(h)	Sub-Contract Agreement of Guo Yongyuan (Sanxiushan 3)*
10.6	Cooperative agreement of Xiamen Yijun Modern Agriculture Development Co., Ltd and farmers for Fengjie navel orange garden project(1)
10.7
Transfer of rights between Xiamen Yijun Modern Agriculture Development Co., Ltd and GHNA subsidiary Xiamen Xinyixiang  Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) (1)

21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*  Filed herewith.
(1)  Incorporated by reference from our registration statement filed on Form S-1 with the Securities and Exchange Commission on October 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GHN AGRISPAN HOLDING COMPANY
(Registrant)

By:	/s/Xu Yizhen
Xu Yizhen,
President and Chief Executive Officer

Dated:	May 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Xu Yizhen	President, Chief Executive
Xu Yizhen	Officer and Director	May 13, 2010
(Principal Executive Officer)

/s/ Li Xu	Chief Financial Officer	May 13, 2010
Li Xu	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Xu Bizhen	Vice-President and Director	May 13, 2010
Xu Bizhen

/s/ Ma Qian Ma Qian	Executive Vice President and Director	May 13, 2010

s/ Chui Wai Chun	Director	May 13, 2010
Chui Wai Chun