Form 10-Q
period 2010-03-31
GHN Agrispan Holding Co
filed 2010-05-17
CIK 1472688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GHN AGRISPAN HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88- 0142286
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC
86-136-6600-1113
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 17, 2010, the issuer had outstanding 40,520,000 shares of common stock.

i

PART I    FINANCIAL INFORMATION
 ITEM 1  Financial Statements

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,118,901	$991,702
Accounts receivable, trade	209,437	256,348
Amounts due from related parties	169,029	208,290
Land use rights, current portion	224,381	138,546
Prepayments, deposits and other receivables	662,879	79,578

Total current assets	2,384,627	1,674,464

Non-current assets:
Restricted cash	2,454,038	2,636,253
Purchase deposits of plant and equipment	320,544	491,755
Land use rights, net	1,879,335	1,158,050
Plant and equipment, net	1,665,779	967,970

TOTAL ASSETS	$8,704,323	$6,928,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$117,026	$-
Accounts payable, trade	2,437	-
Income tax payable	255,935	62,359
Accrued liabilities and other payables	823,196	608,034

Total current liabilities	1,198,594	670,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,520,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	40,520	40,520
Additional paid-in capital	25,480	25,480
Statutory reserve	82,088	82,088
Accumulated other comprehensive income	87,007	85,662
Retained earnings	7,270,634	6,024,349

Total stockholders’ equity	7,505,729	6,258,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,704,323	$6,928,492

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenue, net
- Product sales	$6,450,538	$-
- Product net sales	-	1,108,262
- Catering service and restaurant sales	1,411,535	210,496

	7,862,073	1,318,758
Cost of revenue (inclusive of depreciation and amortization)	6,199,945	197,635

Gross profit	1,662,128	1,121,123

Operating expenses:
Sales and marketing	8,962	1,573
General and administrative	142,019	63,444

Total operating expenses	150,981	65,017

Income from operation	1,511,147	1,056,106

Other expenses:
Interest expense	(156)	-

Total other expense	(156)	-

Income before income taxes	1,510,991	1,056,106

Income tax expense	(264,706)	(5,082)

NET INCOME	$1,246,285	$1,051,024

Other comprehensive income:
- Foreign currency translation gain	1,345	4,004

COMPREHENSIVE INCOME	$1,247,630	$1,055,028

Net income per share – Basic and diluted	$0.03	$0.03

Weighted average share outstanding – Basic and diluted	40,520,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,246,285	$1,051,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on plant and equipment	81,213	46,130
Amortization on land use rights	50,107	18,052
Loss on disposal of plant and equipment	2,155	260
Changes in operating assets and liabilities:
Prepayments on land use rights	(857,027)	-
Accounts receivable, trade	46,953	806,743
Prepayments, deposits and other receivables	(583,294)	(10,294)
Accounts payable, trade	2,437	81,697
Income tax payable	193,568	(41,728)
Accrued liabilities and other payables	215,124	165,388

Net cash provided by operating activities	397,521	2,117,272

Cash flows from investing activities:
Change in restricted cash	182,641	-
Payments on purchase deposits of plant and equipment	(199,391)	-
Purchase of plant and equipment	(410,345)	(459)

Net cash used in investing activities	(427,095)	(459)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	117,027	-
Advances from (repayment to) a related party	39,588	(304,934)

Net cash provided by (used in) financing activities	156,615	(304,934)

Effect of exchange rate changes in cash and cash equivalents	158	285

NET CHANGE IN CASH AND CASH EQUIVALENTS	127,199	(142,562)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	991,702	244,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,118,901	$101,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$21	$1,291
Cash paid for interest	$156	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from purchase deposits of plant and equipment to plant and equipment	$370,685	$-

See accompanying notes to condensed consolidated financial statements

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	reserve	income	earnings	equity

Balance as of December 31, 2009	-	$-	40,520,000	$40,520	$25,480	$82,088	$85,662	$6,024,349	$6,258,099

Net income for the period	-	-	-	-	-	-	-	1,246,285	1,246,285

Foreign currency translation adjustment	-	-	-	-	-	-	1,345	-	1,345

Balance as of March 31, 2010	-	$-	40,520,000	$40,520	$25,480	$82,088	$87,007	$7,270,634	$7,505,729

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“US GAAP”), and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

GHN Agrispan Holding Company (“GHNA” or “the Company”) was incorporated in the State of Nevada on August 12, 2009. GHNA, through its subsidiaries and VIE, is mainly engaged in the provision of catering services and restaurant sales, and plantation and trading of agricultural products.

On January 1, 2010, the Company’s VIE, Yangyang has deregistered and transferred its operations to Yikoule.

As of March 31, 2010, details of the Company’s subsidiaries and variable interest entity (“VIE”) are described below:

	Company name	Place and date of incorporation	Particulars of issued / registered capital	Principal activities

1	Easecharm International Limited (“Easecharm”)	British Virgin Islands January 21, 2009	10,000 issued shares of US$1 each	Holds 100% equity interest in HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	1,000,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Xinyixiang and Joy City

3	Joy City Investment Limited (“Joy City”)	Hong Kong March 10, 2009	10,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (“Xinyixiang”)	The PRC July 20, 2006	US$100,000	Investment holdings, provision of catering services and restaurant sales, and plantation and trading of agricultural products

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	The PRC September 26, 2003	RMB1,000,000	Provision of catering services and restaurant sales

6	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	The PRC September 15, 2009	US$120,000	Provision of catering services and restaurant sales.

7	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) #	The PRC January 6, 2009	N/A	Trading of fruits, vegetables and dry food products

# represents variable interest entity (“VIE”)

GHNA and its subsidiaries and VIE are hereinafter collectively referred to as (“the Company”).

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of GHNA and its subsidiaries and VIE. All inter-company balances and transactions between the Company and its subsidiaries and VIE have been eliminated upon consolidation.

The Company has adopted the ASC Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

●	Variable interest entity (“VIE”)

The Company’s operating subsidiary, Yikoule operates its trading of fruits, vegetables and dry food products in the PRC, through its variable interest entity namely Yixinrong.

A series of agreements were entered into amongst Yikoule and Yixinrong, providing Yikoule the ability to control Yixinrong, including its financial interest as described below:

1.	Option Agreement, Yikoule has the option to purchase Yixinrong’s all assets and ownership at any time.

2.
Operating Agreement and Exclusive Consulting Services Agreement, Yikoule is appointed as its exclusive service provider to provide business support and related consulting services. Yixinrong is agreed to pay the consulting and service fee which equal to 100% of their net profits to Yikoule.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

3.	Pledge Agreement, Yixinrong agreed to pledge their legal interest to Yikoule as a security for the obligations of Yixinrong under the exclusive consulting services agreement.

With the above agreements, Yikoule demonstrates its ability to control Yixinrong as the primary beneficiary and the operating results of the VIE are included in the condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. As of March 31, 2010, the Company has pledged its accounts receivable as collateral for short-term bank borrowings.

For the three months ended March 31, 2010 and 2009, the Company has not recorded the allowance for doubtful accounts.

●	Land use rights

Land use rights represented the aggregate rent payments of farmland use rights for approximately 350.56 acres of farmlands to develop the agricultural plantation bases in Fujian and Gansu Province, the PRC. The land use rights are recorded at cost and amortized on the straight-line method over the lease term of 10 years, due through September 2019.

●	Plant and equipment

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

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”,, the Company reviews its long-lived assets, including plant and equipment and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

For the three months ended March 31, 2010, the Company acted as a principal and recognized its revenue generated from trading of agricultural products on a gross amount billed to the customers.

(ii)	Sale of frozen lunch boxes

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

(c)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

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

●	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

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

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	March 31, 2010	March 31, 2009
Period-end RMB:US$1 exchange rate	6.8361	6.8456
Period average RMB:US$1 exchange rate	6.8360	6.8466

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2010 and 2009, the Company operates in two reportable operating segments: catering/food distribution business and agricultural business in the PRC.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Fair value measurement

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

●	Fair value of financial instruments

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

●	Recent accounting pronouncements

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－4	RESTRICTED CASH

The Company has classified certain cash and cash equivalents that are not available for use in its operations, which are restricted for capital expenditure in connection with the Company’s expansion plans in catering and agriculture trading businesses in the next 12 months.

During 2010 fiscal year, the Company continued the expansion plans to construct the additional kitchen facilities in Ningbo City, Zhejiang Province and develop the agricultural plantation bases in Gansu Province in the PRC at a total estimated cost of $4,388,900 (equivalent to RMB30,002,680). For the three months ended March 31, 2010, the Company expended $1,757,183 on these expansion plans from its restricted cash and recorded as additions to plant and equipment, land use rights and purchase deposits for plant and equipment.

NOTE－5	AMOUNTS DUE FROM RELATED PARTIES

As of March 31, 2010 and December 31, 2009, amounts due from related parties of $169,029 and $208,290 represented temporary advances made to the related companies which are controlled by the director of the Company, Ms. Xu, which was unsecured, interest-free and repayable on demand.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayments	$605,694	$20,662
Rental deposits	45,044	55,889
Other receivables	12,141	3,027

	$662,879	$79,578

Prepayments represented certain prepaid expenditures which will be expensed in the next twelve months.

NOTE－7	PURCHASE DEPOSITS OF PLANT AND EQUIPMENT

Purchase deposits of plant and equipment represented prepayments to vendors for the construction of additional kitchen facilities (see note 4), which are interest free and unsecured. Purchase deposits are recorded when payment is made by the Company and relieved against plant and equipment when they are received by the Company. The remaining balances will be subsequently settled upon the delivery of kitchen facilities within the next 12 months.

NOTE－8	LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land use rights, at cost	$2,242,490	$1,385,463
Less: accumulated amortization	(138,975)	(88,819)
Less: foreign translation difference	201	(48)
Land use rights, net	2,103,716	1,296,596
Less: current portion	(224,381)	(138,546)

Land use rights, non-current portion	$1,879,335	$1,158,050

For the three months ended March 31, 2010 and 2009, amortization expense was $50,108 and $18,052, respectively and recorded in cost of revenue.

The estimated amortization expense on the land use rights in the next five years are as follows:

Year ending March 31:
2011	$224,381
2012	224,381
2013	224,381
2014	224,381
2015	224,381
Thereafter	981,811

Total:	$2,103,716

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Leasehold improvement	$647,320	$236,301
Kitchenware	999,617	795,794
Furniture, fittings and equipment	55,680	35,980
Motor vehicles	171,820	69,864
Foreign translation difference	175	1,331
	1,874,612	1,139,270
Less: accumulated depreciation	(208,808)	(170,953)
Less: foreign translation difference	(25)	(347)

Plant and equipment, net	$1,665,779	$967,970

Depreciation expense for the three months ended March 31, 2010 and 2009 was $81,213 and $46,130, which included $46,348 and $6,237, in cost of revenue, respectively.

NOTE－10	SHORT-TERM BANK BORROWINGS

In March 2010, the Company entered into a short-term loan facility with a financial institution in the PRC for $117,026 (equivalent to RMB 800,000) due May 5, 2010. Borrowings under the credit facility bear an effective interest rate of 5.436% per annum. The Company has pledged its accounts receivable as collateral for the borrowings.

NOTE－11	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued operating expenses	$195,845	$178,741
Accrued salaries and welfare expense	390,474	393,212
Customers deposit	3,213	5,631
VAT payable	214,690	3,061
Other payables	18,974	27,389

	$823,196	$608,034

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－12	INCOME TAXES

For the three months ended March 31, 2010 and 2009, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdictions from:
– Local	$(15,000)	$-
– Foreign	1,525,991	1,056,106

Income before income taxes	$1,510,991	$1,056,106

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GHN is registered in the State of Nevada and is subject to United States of America tax law. For the period ended March 31, 2010 and 2009, GHN has incurred a net operating loss of $15,000 and $0, respectively. As of March 31, 2010, the operation in the United States of America incurred $434,440 of cumulative net operating loss which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if utilized. The Company has provided for a cumulative valuation allowance against the deferred tax assets of $147,710 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, Easecharm is not subject to tax on income. For the three months ended March 31, 2010 and 2009, Easecharm has not incurred any operations.

Hong Kong

HKYD and Joy City are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended March 31, 2010 and 2009, HKYD and Joy City has not incurred any operations.

The PRC

The Company generated substantially its net income from its PRC operation through Yikoule, Xinyixiang, Yiqi and Yixinrong, the operating subsidiaries and VIE in the PRC. Yikoule, Xinyixiang and Yiqi are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

Yixinrong is registered as sole-proprietors and required to pay the PRC income tax on predetermined tax rate at 1.2% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Income before income taxes	$1,525,991	$1,056,106
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	381,498	264,027

Tax effect on net operating loss from Xinyixiang	-	12,158
Effect of non-taxable items	(5,382)	(2,909)
Effect of tax holiday	(30,814)	(56,146)
Effect on non-deductible items	26,554	4,513
Effect of different tax bases	(107,150)	(216,561)

Income tax expense	$264,706	$5,082

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards from:
- Local	$147,710	$142,610
- Foreign	29,689	29,689
	177,399	172,299
Less: valuation allowance	(177,399)	(172,299)

Deferred tax assets	$-	$-

As of March 31, 2010, the Company incurred $553,422 of aggregate cumulative net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full cumulative valuation allowance against the deferred tax assets of $177,399 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2010, the valuation allowance increased by $5,100, primarily relating to net operating loss carryforward in local and foreign tax regimes.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13	2009 STOCK INCENTIVE PLAN

On September 18, 2009, the Company approved the 2009 Stock Incentive Plan (“the Plan”) for the benefit of employees, officers, directors and consultants of the Company and its affiliates, all of whom are and will be responsible for the Company’s future growth. In accordance with the Plan, the Company is authorized to make awards under the Plan to an eligible person in the form of (i) stock options, (ii) restricted stock, (iii) stock awards, (iv) performance shares or (v) any combination. The maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 1,200,000 shares. As of March 31, 2010, no awards were made under the Plan.

NOTE－14	SEGMENT REPORTING – BUSINESS SEGMENT

The Company operates two reportable business segments in the PRC, as defined by ASC Topic 280:
●	Catering / Food Distribution Business – provision of catering services, canteen sale and sale of frozen lunch boxes

●	Agricultural Business – trading of agricultural products, where the Company reports its revenue on a ‘net’ basis as an agent and the Agricultural business was commenced in 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three months ended March 31, 2010 and 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$24,110	$6,426,428	$6,450,538
- Products net sales	-	-	-
- Catering service and restaurant sales	1,411,535	-	1,411,535
Total revenue, net	1,435,645	6,426,428	7,862,073

Cost of revenue:-
- Amortization of land use rights	-	(50,107)	(50,107)
- Food expenses	(813,755)	(5,048,560)	(5,862,315)
- Labor expenses	(161,433)	(11,307)	(172,740)
- Other operating expenses	(72,235)	(42,548)	(114,783)
Total cost of revenue	(1,047,423)	(5,152,522)	(6,199,945)

Gross profit	388,222	1,273,906	1,662,128
Depreciation and amortization	78,551	52,769	131,320
Net income	558,763	687,522	1,246,285
Total assets	3,318,080	5,386,243	8,704,323
Expenditure for long-lived assets	$410,345	$857,027	$1,267,372

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31, 2009
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$9,549	$-	$9,549
- Products net sales	-	1,098,713	1,098,713
- Catering service and restaurant sales	210,496	-	210,496
Total revenue, net	220,045	1,098,713	1,318,758

Cost of revenue:-
- Amortization of land use rights	-	(18,052)	(18,052)
- Food expenses	(129,013)	-	(129,013)
- Labor expenses	(20,990)	(3,929)	(24,919)
- Other operating expenses	(14,422)	(11,229)	(25,651)
Total cost of revenue	(164,425)	(33,210)	(197,635)

Gross profit	55,620	1,065,503	1,121,123
Depreciation and amortization	45,931	18,052	63,983
Net income	13,887	1,064,911	1,051,024
Total assets	4,187,611	1,567,014	5,754,625
Expenditure for long-lived assets	$459	$-	$459

All long-lived assets are located in the PRC.

NOTE－15	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2010 and 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$3,514,312	44%	$-
Customer B	2,496,802	31%	-

Total:	$6,011,114	75%	$-

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31, 2009		March 31, 2009
	Revenues	Percentage of revenues	Trade accounts Receivable

Customer C	$400,535	30%	$36,453
Customer D	357,626	27%	-
Customer E	340,631	26%	82,995

Total:	$1,098,792	83%	$119,448

(b)	Major vendors

For the three months ended March 31, 2010 and 2009, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 31, 2010		March 31, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$1,673,753	29%	$-
Vendor B	1,177,511	20%	-
Vendor C	1,058,787	18%	-

Total:	$3,910,051	67%	$-

	Three months ended March 31, 2009		March 31, 2009
	Purchases	Percentage of purchases	Trade accounts Payable

Vendor D	$20,482	16%	$-
Vendor E	19,058	15%	-
Vendor F	16,302	13%	-
Vendor G	15,927	12%	3,977
Vendor H	15,270	12%	4,536

Total:	$87,039	68%	$8,513

(c)	Credit risk

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－16	COMMITMENT AND CONTINGENCIES

(a)	Operating leases commitments

The Company’s subsidiaries operating in PRC were committed under a number of non-cancelable operating leases of kitchen facilities and premises, several fruit plantations with various terms ranging from 2 to 10 years with fixed monthly rentals, due through September 2019. Total rent expenses for the three months ended March 31, 2010 and 2009 was $39,336 and $3,240, respectively.

The aggregate future minimum rental payments due under various non-cancelable operating leases in the next five years are as follows:

	Operating lease commitments
	Kitchen facilities and premises	Fruit plantation farmlands	Total
Year ending March 31,
2010	$102,421	$-	$102,421
2011	85,429	-	85,429
2012	36,766	662,496	699,262
2013	-	-	-
2014	-	-	-
Thereafter	-	883,328	883,328

Total	$224,616	$1,545,824	$1,770,440

(b)	Capital commitment

In December 2009 and January 2010, the Company entered into several contracts in connection with the expansion plan to contract the additional kitchen facilities totaling $749,696. For the three months ended March 31, 2010, the Company expended $250,293 relating to the addition of kitchenware and construction cost of kitchen facilities in Ningbo City, Zhejiang Province in the PRC from its restricted cash (see Note 4) and the additional fund from working capital. The Company has the future contingent payment of $499,403 on the future purchase of additional kitchenware.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

We have two lines of operation in our agricultural business:

●	Agricultural Trading – We trade agricultural products as an agent from other companies or agricultural producers for resale during 2009.

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

We expect to expand our catering/food distribution business to the cities of Shanghai and Suzhou in the second quarter of 2010.

As of March 31, 2010, all of our catering/food distribution operations are located in Xiamen City, China. During the third quarter of 2009, we leased the factory in Ningbo and carried out factory renovations and equipment investments.  The factory is fully operational.

We also anticipate an increase in our agricultural products given the Chinese government’s current preferential national policy towards the agricultural industry is currently at a low level of development.  We plan to expand sales to Shanghai and Suzhou regions in the future.

Results of Operations

Comparison of the three months ended March 31, 2010 and the three months ended March 31, 2009

The following table compares the revenues for the three months ended March 31, 2010 to the three months ended March 31, 2009.

	March 31,
	2010	2009		Percentage
	Revenue	Revenue	Change	Change
Product sales	$6,450,538	$-	$6,450,538	100%
Product net sales	-	1,108,262	(1,108,262)	-100%
Catering service and restaurant sales	1,411,535	210,496	1,201,039	571%
	$7,862,073	$1,318,758	$6,543,315	496%

Product Sales:  We generated revenue of $6,450,538 for the three months ended March 31, 2010, an increase of 6,450,538 or 100% compared to $0 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement exist, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. We anticipate this business to increase as we expand into the market. On the other hand, we recorded revenue on a net basis and classified as product net sales for the three months ended March 31, 2009.

Product net sales: We generated revenue of $0 for the three months ended March 31, 2010, a decrease of $1,108,262 or 100% compared to $1,108,262 for the three months ended March 31, 2009.  For the three months ended March 31, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us. On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales.

Catering service and restaurant sales:  We generated revenue of $1,411,535 for the three months ended March 31, 2010, an increase of $1,201,039 or 571% compared to $210,496 for the three months ended March 31, 2009.  The increase in revenue is because during 2008 and part of 2009, we had reduced the catering business due to the economic down turn.  We have begun increasing the catering service and restraint sales and would expect the revenues to increase slightly each quarter as we enter into new cities.

The following table compares the costs of revenues for the three months ended March 31, 2010 to the three months ended March 31, 2009.

	March 31,
	2010		2009
	Cost of	% of	Cost of	% of
	Revenue	Revenue	Revenue	Revenue
Product sales	$5,152,522	79.9%	$33,210	3.0%
Catering service and restaurant sales	1,047,423	74.2%	164,425	78.1%
	$6,199,945	78.9%	$197,635	15.0%

Costs of Product sales:  The cost of sales for Product sales as a percentage of revenue was 79.9% for the three months ended March 31, 2010 compared to 3% for the three months ended March 31, 2009.  The increase is primarily attributable to the recognition of revenue in which we recognized in a gross basis for the three months ended March 31, 2010. .

Costs of Catering service and restaurant sales:  The costs for catering service and restaurant sales as a percentage of revenue has remained relatively constant for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Sales and marketing: We incurred sales and marketing expense of $8,962 for the three months ended March 31, 2010, an increase of $7,389 compared to $1,573 for the three months ended March 31, 2009.  Sales and marketing as a percentage of revenue was 0.1% for the three months ended March 31, 2010 and 2009.

General and administrative:  We incurred general and administrative expenses of $142,019 for the three months ended March 31, 2010, an increase of $78,575 or 124% compared to $63,444 for the three months ended March 31, 2010.  The increase is primarily attributable the increase in salary expense.  During the three months ended March 31, 2010 we had 52 administrative employees compared to 43 for the three months ended March 31, 2009.

Income tax expense: We recorded tax expense of $264,706 (17.5% of income before taxes) for the three months ended March 31, 2009 compared to $5,082 (0.48% of income before taxes) for the three months ended March 31, 2009.  The increase in income tax expense is due to the change in tax rates due to tax holiday rates gradually increasing over 5 years and the effect of different tax bases.  During the three months ended March 31, 2010, tax expense was reduced approximately $31,000 and $107,000 due to the effect of the tax holiday and the effect of different tax bases, respectively, compared to a reduction in tax expense of approximately $56,146 and $217,000 the effect of the tax holiday and the effect of different tax bases, respectively, for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had working capital of $1,186,033 and $1,004,071, respectively.  The change in working capital is not significant.

We had net cash provided by operating activities of $397,521 for the three months ended March 31, 2010, which consisted primarily of net income of $1,246,285, a decrease in accounts receivable of $46,953, an increase in income tax payable of $193,568, an increase in accrued liabilities and other payables of $215,124, offset primarily by prepayments to land use right of $857,027 and prepayment, deposits and other receivables of $583,294.

We had net cash provided by operating activities of $2,117,272 for the three months ended March 31, 2009, which consisted primarily of net income of $1,051,024, a decrease in accounts receivable of $806,743 and an increase in accrued liabilities and other payables of $165,388.

For the three months ended March 31, 2010, we had net cash used in investing activities of $427,095, which consisted primarily of $410,345 for purchase of plant and equipment, $182,641 as change in restricted cash and $199,391 as payments on purchase deposits of plant and equipment.

For the three months ended March 31, 2009, we had net cash used in investing activities of $459, which consisted of purchase of plant and equipment.

For the three months ended March 31, 2010, we had cash provided by financing activities of $156,615 consisting of $117,027 of proceeds from short-term bank borrowings and $39,588 from advances from a related party.

For the three months ended March 31, 2009, we had cash used in financing activities of $309,934 as repayment to a related party.

We will need approximately $6 million to complete the planned large-scaled warehouse kitchens in Shanghai and Suzhou.  We anticipate that we will begin location and selection during the third quarter 2010.   We plan to fund our expansions through proceeds from our on-going operations, and we plan to obtain additional funding by issuing debt or the sale of stock, if market conditions are appropriate.  We are not currently in negotiations with any lenders or other funding sources and we are not certain that we will be able to obtain additional funding on terms favorable to us or at all.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.

Impairment of Long-Lived Assets

In accordance with the ASC Topic 360-10-5 “Impairment of Disposal of Long-Lived Assets”, the Company periodically review long-lived assets including plant and equipment and land use rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the carrying amount of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on the  undiscounted cash flow analysis.

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

Recently issued accounting pronouncements

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

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

Not applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit Number	Description

2.1	Articles of Exchange (incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

4.3	GHN Agrispan Holding Company 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

31.1
Certification by Xu Yizhen, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Li Xu, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Xu Yizhen, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Li Xu, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GHN AGRISPAN HOLDING COMPANY

	By:	/s/ Xu Yizhen
Xu Yizhen
President and Chief Executive Officer

	By:	/s/ Li Xu
Li Xu
Date: May 17, 2010		Chief Financial Officer