Form 10-Q
period 2010-06-30
GHN Agrispan Holding Co
filed 2010-08-10
CIK 1472688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE  30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29643

GHN AGRISPAN HOLDING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88- 0142286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2010, the issuer had outstanding 40,520,000 shares of common stock.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,991,310	$991,702
Accounts receivable, trade	1,138,592	256,348
Purchase deposits, trade	1,068,524	-
Amounts due from related parties	438,096	208,290
Land use rights, current portion	225,288	138,546
Prepayments, deposits and other receivables	629,218	79,578

Total current assets	5,491,028	1,674,464

Non-current assets:
Restricted cash	1,718,527	2,636,253
Purchase deposits of plant and equipment	367,312	491,755
Land use rights, net	1,836,659	1,158,050
Plant and equipment, net	1,654,283	967,970

TOTAL ASSETS	$11,067,809	$6,928,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowing	$205,622	$-
Accounts payable, trade	95,626	-
Amount due to a director	13,699	-
Income tax payable	528,647	62,359
Accrued liabilities and other payables	1,000,883	608,034

Total current liabilities	1,844,477	670,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,520,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	40,520	40,520
Additional paid-in capital	25,480	25,480
Statutory reserve	245,444	82,088
Accumulated other comprehensive income	131,211	85,662
Retained earnings	8,780,677	6,024,349

Total stockholders’ equity	9,223,332	6,258,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,067,809	$6,928,492

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue, net
- Product sales	$6,566,855	$-	$13,017,393	$-
- Product net sales	-	1,026,630	-	2,134,861
- Catering service and restaurant sales	2,075,281	248,263	3,486,816	458,759
	8,642,136	1,274,893	16,504,209	2,593,620

Cost of revenue (inclusive of depreciation and amortization)	6,551,539	184,569	12,738,798	411,110

Gross profit	2,090,597	1,090,324	3,765,411	2,182,510

Operating expenses:
Sales and marketing	1,571	16,290	10,533	17,863
General and administrative	250,198	32,895	404,903	67,432

Total operating expenses	251,769	49,185	415,436	85,295

Income from operation	1,838,828	1,041,139	3,349,975	2,097,215

Other income (expenses):
Subsidy income	73,156	-	73,156	-
Interest income	146	-	146	-
Interest expense	(303)	-	(459)	-

Total other income	72,999	-	72,843	-

Income before income taxes	1,911,827	1,041,139	3,422,818	2,097,215

Income tax expense	(238,428)	(16,047)	(503,134)	(21,097)

NET INCOME	$1,673,399	$1,025,092	$2,919,684	$2,076,118

Other comprehensive income: - Foreign currency translation gain (loss)	44,204	(265)	45,549	3,736

COMPREHENSIVE INCOME	$1,717,603	$1,024,827	$2,965,233	$2,079,854

Net income per share – Basic and diluted	$0.04	$0.03	$0.07	$0.05

Weighted average common stock outstanding – Basic and diluted	40,520,000	40,000,000	40,520,000	40,000,000

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,919,684	$2,076,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on plant and equipment	173,829	34,562
Amortization on land use rights	100,191	36,122
Loss (gain) on disposal of plant and equipment	2,155	(2,799)
Changes in operating assets and liabilities:
Prepayments on land use rights	(857,193)	(1,378,750)
Accounts receivable, trade	(877,802)	472,236
Purchase deposits, trade	(1,064,444)	-
Prepayments, deposits and other receivables	(547,208)	2,303
Accounts payable, trade	95,261	(71,306)
Income tax payable	464,247	14,932
Accrued liabilities and other payables	390,416	(69,709)

Net cash provided by operating activities	799,136	1,113,709

Cash flows from investing activities:
Change in restricted cash	1,108,143	803,284
Proceeds from disposal of plant and equipment	-	78,335
Payments on purchase deposits of plant and equipment	(244,729)	(341,457)
Purchase of plant and equipment	(484,872)	(232,757)

Net cash provided by investing activities	378,542	307,405

Cash flows from financing activities:
Proceeds from short-term bank borrowing	204,837	-
Advance from a director	13,699	-
Repayment to related parties	(403,353)	(1,075,604)

Net cash used in financing activities	(184,817)	(1,075,604)

Effect of exchange rate changes in cash and cash equivalents	6,747	257

NET CHANGE IN CASH AND CASH EQUIVALENTS	999,608	345,767

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	991,702	244,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,991,310	$589,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$38,887	$63
Cash paid for interest	$459	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from purchase deposits of plant and equipment to plant and equipment	$370,685	$-

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	capital	reserve	income	earnings	equity

Balance as of December 31, 2009	-	$-	40,520,000	$40,520	$25,480	$82,088	$85,662	$6,024,349	$6,258,099

Transfer to statutory reserve	-	-	-	-	-	163,356	-	(163,356)	-

Net income for the period	-	-	-	-	-	-	-	2,919,684	2,919,684

Foreign currency translation adjustment	-	-	-	-	-	-	45,549	-	45,549

Balance as of June 30, 2010	-	$-	40,520,000	$40,520	$25,480	$245,444	$131,211	$8,780,677	$9,223,332

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

As of June 30, 2010, details of the Company’s subsidiaries and variable interest entity (“VIE”) are described below:

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

GHNA and its subsidiaries and VIE are hereinafter collectively referred to as (the “Company”).

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

A series of agreements were entered into amongst Yikoule and Yixinrong, providing Yikoule the ability to control Yixinrong, including its financial interest as described below:

1.	Option Agreement, Yikoule has the option to purchase all of Yixinrong’s assets and ownership at any time.

2.
Operating Agreement and Exclusive Consulting Services Agreement, Yikoule is appointed as its exclusive service provider to provide business support and related consulting services. Yixinrong is agreed to pay the consulting and service fee which equal to 100% of their net profits to Yikoule.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

3.	Pledge Agreement, Yixinrong agreed to pledge their legal interest to Yikoule as a security for the obligations of Yixinrong under the exclusive consulting services agreement.

With the above agreements, Yikoule demonstrates its ability to control Yixinrong as the primary beneficiary and the operating results of the VIE are included in the condensed consolidated financial statements for the six months ended June 30, 2010 and 2009.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. As of June 30, 2010, the Company has pledged its accounts receivable as collateral for short-term bank borrowings.

For the six months ended June 30, 2010 and 2009, the Company has not recorded the allowance for doubtful accounts.

●	Purchase deposits, trade

Purchase deposits represented prepayments to vendors for the procurement of agricultural products in the normal course of business. Purchase deposits are recorded when payment is made by the Company and relieved against accounts payable when the agricultural products are received by the Company.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, ,the Company reviews its long-lived assets, including plant and equipment and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

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

For the six months ended June 30, 2009, the gross revenue generated from trading of agricultural products was $11,098,060.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended June 30, 2010, the Company acted as a principal and recognized its revenue generated from trading of agricultural products on a gross amount billed to the customers.

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

●	Government subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at their fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying condensed consolidated statements of operations at the period when it was received from the local PRC government.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stocks were dilutive.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8448
Period average RMB:US$1 exchange rate	6.8348	6.8432

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2010 and 2009, the Company operates in two reportable operating segments: catering/food distribution business and agricultural business in the PRC.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivables, prepayments and other receivables, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The estimated fair value of short-term bank borrowing was approximately $205,000 as of June 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4	RESTRICTED CASH

The Company has classified certain cash and cash equivalents that are not available for use in its operations, which are restricted for capital expenditure in connection with the Company’s expansion plans in catering and agriculture trading businesses in the next 12 months.

During 2010 fiscal year, the Company continued the expansion plans to construct the additional kitchen facilities in Ningbo City, Zhejiang Province and develop the agricultural plantation bases in Gansu Province in the PRC at a total estimated cost of $4,406,600 (equivalent to RMB30,002,680). For the six months ended June 30, 2010, the Company expended $1,764,254 on these expansion plans from its restricted cash and recorded as additions to plant and equipment, land use rights and purchase deposits for plant and equipment.

NOTE－5	AMOUNTS DUE FROM RELATED PARTIES

As of June 30, 2010 and December 31, 2009, amounts due from related parties of $438,096 and $208,290 represented temporary advances to related companies which are controlled by the director of the Company, Ms. Xu, which was unsecured, interest-free and repayable on demand. In July 2010, the Company recovered the full amount from the related companies.

NOTE－6	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayments	$561,114	$20,662
Rental deposits	11,569	55,889
Other receivables	56,535	3,027

	$629,218	$79,578

Prepayments represented certain prepaid expenditures which will be expensed in the next twelve months.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－8	LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land use rights, at cost	$2,242,652	$1,385,463
Less: accumulated amortization	(189,057)	(88,819)
Less: foreign translation difference	8,352	(48)
Land use rights, net	2,061,947	1,296,596
Less: current portion	(225,288)	(138,546)

Land use rights, non-current portion	$1,836,659	$1,158,050

For the three months ended June 30, 2010 and 2009, amortization expense was $50,083 and $18,052, respectively and recorded in cost of revenue.

For the six months ended June 30, 2010 and 2009, amortization expense was $100,191 and $36,122, respectively and recorded in cost of revenue.

The estimated annual amortization expense on the land use rights in the next five years and thereafter are as follows:

Year ending June 30:
2011	$225,288
2012	225,288
2013	225,288
2014	225,288
2015	225,288
Thereafter	935,507

Total:	$2,061,947

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Leasehold improvement	$647,400	$236,301
Kitchenware	1,070,771	795,794
Furniture, fittings and equipment	59,000	35,980
Motor vehicles	171,840	69,864
Foreign translation difference	7,905	1,331
	1,956,916	1,139,270
Less: accumulated depreciation	(301,415)	(170,953)
Less: foreign translation difference	(1,218)	(347)

Plant and equipment, net	$1,654,283	$967,970

Depreciation expense for the three months ended June 30, 2010 and 2009 was $92,616 and $24,506 which included $49,731 and $16,580 cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $173,829 and $34,562, which included $96,079 and $21,134, in cost of revenue, respectively.

NOTE－10	SHORT-TERM BANK BORROWING

In June 2010, the Company entered into a short-term loan borrowing of $205,622 (equivalent to RMB 1,400,000) with a PRC financial institution, due August 16, 2010, which bears an annual interest at 4.455% per annum. The borrowing is secured by a lien on the Company’s trade accounts receivable in the PRC.

NOTE－11	AMOUNT DUE TO A DIRECTOR

As of June 30, 2010 and December 31, 2009, amounts due to a director of $13,699 and $0 represented temporary advances from a director of the Company, Ms. Xu, which was unsecured, interest-free and has no fixed terms of repayment.

NOTE－12	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued operating expenses	$211,093	$178,741
Accrued salaries and welfare expense	389,320	393,212
Customers deposit	3,226	5,631
VAT payable	371,418	3,061
Other payables	25,826	27,389

	$1,000,883	$608,034

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13	INCOME TAXES

For the six months ended June 30, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdictions from:
– Local	$(30,000)	$-
– Foreign	3,452,818	2,097,215

Income before income taxes	$3,422,818	$2,097,215

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GHN is registered in the State of Nevada and is subject to United States of America tax law. As of June 30, 2010, the operation in the United States of America incurred $449,440 of cumulative net operating loss which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if utilized. The Company has provided for a cumulative valuation allowance against the deferred tax assets of $152,810 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, Easecharm is not subject to tax on income. For the six months ended June 30, 2010 and 2009, Easecharm has not incurred any operations.

Hong Kong

HKYD and Joy City are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended June 30, 2010 and 2009, HKYD and Joy City have not incurred any operations.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Yixinrong is registered as a sole-proprietor and required to pay the PRC income tax on predetermined tax rate at 1.2% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes from PRC operation	$3,452,818	$2,097,215
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	863,204	524,304

Net operating loss carryforwards	-	9,377
Prior year adjustment	-	4,508
Effect of non-taxable items	(112,789)	-
Effect of tax holiday	(53,860)	(108,543)
Effect on non-deductible items	13,377	9,030
Effect of different tax bases	(206,798)	(417,579)

Income tax expense	$503,134	$21,097

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards from:
- Local	$152,810	$142,610
- Foreign	29,689	29,689
	182,499	172,299
Less: valuation allowance	(182,499)	(172,299)

Deferred tax assets	$-	$-

As of June 30, 2010, the Company incurred $568,422 of aggregate cumulative net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full cumulative valuation allowance against the deferred tax assets of $182,499 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2010, the valuation allowance increased by $10,200, primarily relating to net operating loss carryforward in local and foreign tax regimes.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－15	STATUTORY RESERVE

Under the PRC Law, Yikoule, Ningbo Yiqi and Xinyixiang, operating subsidiaries in the PRC are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the six months ended June 30, 2010, the Company made appropriations of $163,356 to the reserve, based on its net income under the PRC GAAP.

NOTE－16	SEGMENT REPORTING – BUSINESS SEGMENT

The Company operates two reportable business segments in the PRC, as defined by ASC Topic 280:

●	Catering / Food Distribution Business – provision of catering services, canteen sale and sale of frozen lunch boxes

●
Agricultural Business – trading of agricultural products, where the Company reports its revenue on a gross basis for the three and six months ended June 30, 2010 and on a ‘net’ basis as an agent for the three and six months ended June 30, 2009.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and six months ended June 30, 2010 and 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$27,761	$6,539,094	$6,566,855
- Catering service and restaurant sales	2,075,281	-	2,075,281
Total revenue, net	2,103,042	6,539,094	8,642,136

Cost of revenue:-
- Amortization of land use rights	-	50,083	50,083
- Food expenses	1,186,715	4,709,305	5,896,020
- Labor expenses	164,932	220,241	385,173
- Other operating expenses	220,243	20	220,263
Total cost of revenue	1,571,890	4,979,649	6,551,539

Gross profit	531,152	1,559,445	2,090,597
Depreciation and amortization	89,869	52,831	142,700
Net income	98,384	1,575,015	1,673,399
Total assets	4,683,014	6,384,795	11,067,809
Expenditure for long-lived assets	$74,527	$166	$74,693

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2010
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$51,871	$12,965,522	$13,017,393
- Catering service and restaurant sales	3,486,816	-	3,486,816
Total revenue, net	3,538,687	12,965,522	16,504,209

Cost of revenue:-
- Amortization of land use rights	-	100,191	100,191
- Food expenses	2,000,470	9,757,864	11,758,334
- Labor expenses	326,364	274,097	600,461
- Other operating expenses	279,792	20	279,812
Total cost of revenue	2,606,626	10,132,172	12,738,798

Gross profit	932,061	2,833,350	3,765,411
Depreciation and amortization	168,420	105,600	274,020
Net income	657,147	2,262,537	2,919,684
Total assets	4,683,014	6,384,795	11,067,809
Expenditure for long-lived assets	$484,872	$857,193	$1,342,065

	Three months ended June 30, 2009
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products net sales	$2,090	$1,024,540	$1,026,630
- Catering service and restaurant sales	248,263	-	248,263
Total revenue, net	250,353	1,024,540	1,274,893

Cost of revenue:-
- Amortization of land use rights	-	18,052	18,052
- Food expenses	113,932	-	113,932
- Labor expenses	23,804	4,634	28,438
- Other operating expenses	17,927	6,220	24,147
Total cost of revenue	155,663	28,906	184,569

Gross profit	94,690	995,634	1,090,324
Depreciation and amortization	24,506	18,052	42,558
Net income	38,021	987,071	1,025,092
Total assets	4,049,554	2,089,218	6,138,772
Expenditure for long-lived assets	$232,298	$1,378,750	$1,611,048

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2009
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products net sales	11,639	2,123,222	2,134,861
- Catering service and restaurant sales	458,759	-	458,759
Total revenue, net	470,398	2,123,222	2,593,620

Cost of revenue:-
- Amortization of land use rights	-	36,122	36,122
- Food expenses	271,851	-	271,851
- Labor expenses	44,794	8,563	53,357
- Other operating expenses	32,349	17,431	49,780
Total cost of revenue	348,994	62,116	411,110

Gross profit	121,404	2,061,106	2,182,510
Depreciation and amortization	34,562	36,122	70,684
Net income	24,134	2,051,984	2,076,118
Total assets	4,049,554	2,089,218	6,138,772
Expenditure for long-lived assets	$232,757	$1,378,750	$1,611,507

All long-lived assets are located in the PRC.

NOTE－17	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$3,412,296	39%	$43,264
Customer B	1,598,269	18%	-

Total:	$5,010,565	57%	$43,264

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$6,926,608	42%	$43,264
Customer B	4,095,071	25%	-

Total:	$11,021,679	67%	$43,264

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$686,492	54%	$224,893
Customer D	327,877	26%	243,634

Total:	$1,014,369	80%	$468,527

	Six months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$1,422,682	55%	$224,893
Customer D	679,490	26%	243,634

Total:	$2,102,172	81%	$468,527

(b)         Major vendors

For the three and six months ended June 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$1,094,279	18%	$-
Vendor B	950,420	15%	-
Vendor C	758,040	12%	-

Total:	$2,802,739	45%	$-

	Six months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$2,768,032	23%	$-
Vendor B	2,127,931	18%	-
Vendor C	1,816,827	15%	-

Total:	$6,712,790	56%	$-

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three and six months ended June 30, 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

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

(e)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term bank borrowing. Borrowing issued at variable rate expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2010, the borrowing was at fixed rate.

NOTE－18	COMMITMENT AND CONTINGENCIES

(a)         Operating leases commitments

The Company’s subsidiaries operating in PRC were committed under a number of non-cancelable operating leases of kitchen facilities and premises, several fruit plantations with various terms ranging from 2 to 10 years with fixed monthly rentals, due through September 2019. Total rent expenses for the six months ended June 30, 2010 and 2009 was $73,900 and $82,162, respectively.

The aggregate future minimum rental payments due under various non-cancelable operating leases in the next five years and thereafter are as follows:

	Operating lease commitments
	Kitchen facilities and premises	Fruit plantation farmlands	Total
Year ending June 30,
2011	$127,598	$-	$127,598
2012	94,766	-	94,766
2013	16,874	665,172	682,046
2014	-	-	-
2015	-	-	-
Thereafter	-	886,896	886,896

Total	$239,238	$1,552,068	$1,791,306

(b)         Capital commitment

In December 2009 and January 2010, the Company entered into several contracts in connection with the expansion plan to contract the additional kitchen facilities totaling $749,696. For the six months ended June 30, 2010, the Company expended $321,626 relating to the addition of kitchenware and construction cost of kitchen facilities in Ningbo City, Zhejiang Province in the PRC from its restricted cash (see Note 4) and the additional fund from working capital. The Company has the future contingent payment of $428,070 on the future purchase of additional kitchenware.

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

We have two lines of operation in our agricultural business:

●
Agricultural Trading – We trade agricultural products as an agent from other companies or agricultural producers for resale during 2009.  Beginning in 2010, we no longer act as agents and all revenue during 2010 is reported gross.

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

We expect to expand our catering/food distribution business to the cities of Shanghai and Suzhou in the fourth quarter of 2010.

As of June 30, 2010, our catering/food distribution operations are located in Quanzhou, Ningbo City and Xiamen City, China. During the third quarter of 2009, we leased the factory in Ningbo and carried out factory renovations and equipment investments.  The factory is fully operational.

We also anticipate an increase in our agricultural products given the Chinese government’s current preferential national policy towards the agricultural industry is currently at a low level of development.  We plan to expand sales to Shanghai and Suzhou regions in the future.

Results of Operations

Comparison of the three months ended June 30, 2010 and the three months ended June 30, 2009

The following table compares the revenues for the three months ended June 30, 2010 to the three months ended June 30, 2009.

	Three Months Ended
	June 30,
	2010	2009	Change
	Revenue	Revenue	$	%
Product sales	$6,566,855	$-	$6,566,855	100%
Product net sales	-	1,026,630	(1,026,630)	(100)%
Catering service and restaurant sales	2,075,281	248,263	1,827,018	736%
	$8,642,136	$1,274,893	$7,367,243	578%
Product Sales:  We generated revenue of $6,566,855 for the three months ended June 30, 2010, an increase of $6,566,855 or 100% compared to $0 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement exist, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. We anticipate this business to increase as we expand into the market. On the other hand, we recorded revenue on a net basis and classified as product net sales for the three months ended June 30, 2009.

Product net sales: We generated revenue of $0 for the three months ended June 30, 2010, a decrease of $1,026,630 or 100% compared to $1,026,630 for the three months ended June 30, 2009.  For the three months ended June 30, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us. On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales.

Catering service and restaurant sales:  We generated revenue of 2,075,281 for the three months ended June 30, 2010, an increase of $1,827,018 or 736% compared to$248,263 for the three months ended June 30, 2009.  During the first half year of 2009, we reduced our catering business operations in response to the economic downturn.  In the third quarter of 2009, we established a new central kitchen in Ningbo as part of our growth initiative to expand our catering business.  The increase in revenue for the three months ended June 30, 2010 is primarily attributable to the increase in sales from the establishment of the Ningbo kitchen and the continued increase in sales in Quanzhou and Xiamen cities.  We expect our revenues to continue to increase each quarter as our operations expand into new cities.

The following table compares the costs of revenues for the three months ended June 30, 2010 to the three months ended June 30, 2009.

Three Months Ended June 30,
2010		2009
Cost of	% of	Cost of	% of
Revenue	Revenue	Revenue	Revenue
$6,551,539	75.8%	$213,475	16.7%

The cost of sales as a percentage of revenue was 75.8% for the three months ended June 30, 2010 compared to 14.5% for the three months ended June 30, 2009.  The increase is primarily attributable to the recognition of revenue in which we recognized in a gross basis for the three months ended June 30, 2010.

Sales and marketing: We incurred sales and marketing expense of $1,571 for the three months ended June 30, 2010, a decrease of $14,719 compared to $16,290 for the three months ended June 30, 2009.  The change is not significant.

General and administrative:  We incurred general and administrative expenses of $250,198 for the three months ended June 30, 2010, an increase of $217,303 or 661% compared to $32,895 for the three months ended June 30, 2009.  The increase is primarily attributable to the continued expansion of our catering business operations in Ningbo City, Xiamen and Quanzhou.

Income tax expense: We recorded tax expense of $238,428 (12.5% of income before taxes) for the three months ended June 30, 2010 compared to $16,047 (1.5% of income before taxes) for the three months ended June 30, 2009.  The increase in income tax expense is primarily due to two factors:  1) the majority of the income was contributed from Ningbo Yiqi whose statutory income tax rate is 25% and 2) the change in tax rates due to tax holiday rates gradually increasing over 5 years.

Comparison of the six months ended June 30, 2010 and the six months ended June 30, 2009

The following table compares the revenues for the six months ended June 30, 2010 to the six months ended June 30, 2009.

	Six Months Ended
	June 30,
	2010	2009	Change
	Revenue	Revenue	$	%
Product sales	$13,017,393	$-	$13,017,393	100%
Product net sales	-	2,134,861	(2,134,861)	(100)%
Catering service and restaurant sales	3,486,816	458,759	3,028,057	660%
	$16,504,209	$2,593,620	$13,910,589	536%

Product Sales:  We generated revenue of $13,017,393 for the six months ended June 30, 2010, an increase of $13,017,393 or 100% compared to $0 for the six months ended June 30, 2009.  .  For the six months ended June 30, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement exist, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. We anticipate this business to increase as we expand into the market. On the other hand, we recorded revenue on a net basis and classified as product net sales for the six months ended June 30, 2009.

Product net sales: We generated revenue of $0 for the six months ended June 30, 2010, a decrease of $2,134,861 or 100% compared to $2,134,861 for the six months ended June 30, 2009.  For the six months ended June 30, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us. On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales.

Catering service and restaurant sales:  We generated revenue of $3,486,816 for the six months ended June 30, 2010, an increase of $3,028,057 or 660% compared to$458,759 for the six months ended June 30, 2009.  During the first half year of 2009, we reduced our catering business operations in response to the economic downturn.  In the third quarter of 2009, we established a new central kitchen in Ningbo as part of our growth initiative to expand our catering business.  The increase in revenue for the six months ended June 30, 2010 is primarily attributable to the increase in sales from the establishment of the Ningbo kitchen and the continued increase in sales in Quanzhou and Xiamen cities.  We expect our revenues to continue to increase each quarter as our operations expand into new cities.

The following table compares the costs of revenues for the six months ended June 30, 2010 to the six months ended June 30, 2009.

Six Months Ended June 30,
2010		2009
Cost of	% of	Cost of	% of
Revenue	Revenue	Revenue	Revenue
$12,738,798	77.2%	$411,110	15.9%

The cost of sales for as a percentage of revenue was 77.2% for the six months ended June 30, 2010 compared to 15.9% for the six months ended June 30, 2009.  The increase is primarily attributable to the recognition of revenue in which we recognized in a gross basis for the three months ended June 30, 2010.

Sales and marketing: We incurred sales and marketing expense of $10,533 for the six months ended June 30, 2010, a decrease $7,330 compared to $17,863 for the six months ended June 30, 2009.  Sales and marketing as a percentage of revenue was 0.1% and 0.7% for the six months ended June 30, 2010 and 2009 respectively.  The change is not significant.

General and administrative:  We incurred general and administrative expenses of $404,903 for the six months ended June 30, 2010, an increase of $337,471 or 500% compared to $67,432 for the six months ended June 30, 2009.  The increase is primarily attributable to the continued expansion of our catering business operations in Ningbo City, Xiamen and Quanzhou.

Income tax expense: We recorded tax expense of $503,134 (14.7% of income before taxes) for the six months ended June 30, 2010 compared to $21,097 (1.0% of income before taxes) for the six months ended June 30, 2009.  The increase in income tax expense  is primarily due to two factors:  1) the majority of the income was contributed from Ningbo Yiqi whose statutory rate is 25% and 2) the change in tax rates due to tax holiday rates gradually increasing over 5 years.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had working capital of $3,646,551 and $1,004,071, respectively.

We had net cash provided by operating activities of $799,136 for the six months ended June 30, 2010, which consisted primarily of net income of $2,919,684, an increase in income tax payable of $464,247, an increase in accrued liabilities and other payables of $390,416, offset primarily by prepayments to land use right of $857,193, increase in accounts receivable of $877,802 and prepayment deposits and other receivables of $1,064,444.

We had net cash provided by operating activities of $1,113,709 for the six months ended June 30, 2009, which consisted primarily of net income of $2,076,118, a decrease in accounts receivable of $472,236 offset by $1,378,750 for prepayments on land use rights.

For the six months ended June 30, 2010, we had net cash provided by investing activities of $378,542.  We used cash to purchase $484,872 of plant and equipment and to make payments on purchase of deposit of plant and equipment of $244,729.  Cash provided by investing was the change in restricted cash of $1,108,143.

For the six months ended June 30, 2009, we had net cash provided in investing activities of $307,405.  We used cash to purchase $232,757 of plant and equipment and to make payments on purchase of deposit of plant and equipment of $341,457.  Cash provided by investing was the change in restricted cash of $803,284.

For the six months ended June 30, 2010, we used cash in financing activities of $184,817.  We used cash of $403,353 to make payments to related parties.  We received $204,837 from short-term bank borrowings and $13,699 from advances from a director.

For the six months ended June 30, 2009, we used cash of $1,075,604 to make payments to related parties.

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

Critical Accounting Policies and Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Impairment of Long-Lived Assets

We periodically review long-lived assets, including plant and equipment and land use rights for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

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

Income taxes

Our provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1    Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A        Risk Factors

Not applicable.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3    Defaults upon Senior Securities

None.

ITEM 4    (Removed and Reserved)

ITEM 5    Other Information

On June 22, 2010, and June 29, 2010, we amended and restated our Bylaws and Articles of Incorporation, respectively, to include provisions which may have the effect of delaying, deferring or discouraging another person from acquiring control of our company.  These provisions are designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors and to discourage certain types of coercive takeover practices and inadequate takeover bids.

Among other things, our articles and bylaws provide that:

●	our shareholders may not call special meetings of our shareholders unless they hold in excess of 50% of the shares entitled to vote at a meeting of shareholders;
●	our board of directors may designate the terms of, and issue a new series of preferred stock with, voting or other rights without shareholder approval;
●	our directors have the power to adopt, amend or repeal our bylaws without shareholders approval;
●	our shareholders may not cumulate votes in the election of directors; and
●
we will indemnify directors and officers against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

A copy of the amended and restated Bylaws and Articles of Incorporation are filed with this Report on Form 10-Q as exhibits 3.2 and 3.1.

ITEM 6    Exhibits

Exhibit Number	Description

2.1	Articles of Exchange (incorporated by reference to Exhibit 3.1 filed herewith).

3.1	Articles of Incorporation of the Company*.

3.2	Bylaws of the Company*.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

4.3	GHN Agrispan Holding Company 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-1, filed on October 14, 2009 (File No. 333-162471)).

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
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GHN AGRISPAN HOLDING COMPANY

	By:	/s/ Xu Yizhen
Xu Yizhen
President and Chief Executive Officer

	By:	/s/ Li Xu
Li Xu
Date: August 10, 2010		Chief Financial Officer