Form 10-Q
period 2010-09-30
GHN Agrispan Holding Co
filed 2010-11-15
CIK 1472688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2010

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

As of September 30, 2010, the issuer had outstanding 40,520,000 shares of common stock.

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,128,517	$991,702
Accounts receivable, trade	1,586,912	256,348
Purchase deposits, trade	1,775,320	-
Amounts due from related parties	-	208,290
Inventories	783,249	-
Land use rights, current portion	307,469	138,546
Prepayments, deposits and other receivables	138,056	79,578

Total current assets	6,719,523	1,674,464

Non-current assets:
Restricted cash	1,750,185	2,636,253
Purchase deposits of plant and equipment	604,084	491,755
Land use rights, net	1,815,864	1,158,050
Intangible assets, net	1,018,945	-
Plant and equipment, net	4,039,179	967,970

TOTAL ASSETS	$15,947,780	$6,928,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowing	$388,170	$-
Accounts payable, trade	802,416	-
Amount due to related parties	239,569	-
Dividends payable	10,833	-
Income tax payable	814,898	62,359
Accrued liabilities and other payables	1,044,938	608,034

Total current liabilities	3,300,824	670,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	2,600	-
- Series A, 10% Convertible preferred stock, $0.001 par value, 8,000,000 authorized; 2,600,000 and 0 shares issued and outstanding, respectively
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,520,000 shares issued and outstanding, respectively	40,520	40,520
Additional paid-in capital	1,165,380	25,480
Statutory reserve	313,409	82,088
Accumulated other comprehensive income	352,134	85,662
Retained earnings	10,772,913	6,024,349

Total stockholders’ equity	12,646,956	6,258,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,947,780	$6,928,492

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue, net:
- Product sales	$5,992,031	$9,524	$19,009,424	$21,163
- Product net sales	-	1,480,612	-	3,603,834
- Catering service and restaurant sales	2,148,987	3,144,264	5,635,803	3,603,023
	8,141,018	4,634,400	24,645,227	7,228,020

Cost of revenue (inclusive of depreciation and amortization)	5,584,543	2,296,518	18,323,341	2,681,751

Gross profit	2,556,475	2,337,882	6,321,886	4,546,269

Operating expenses:
Sales and marketing	1,525	4,452	12,058	19,446
General and administrative	196,401	154,643	601,304	250,821

Total operating expenses	197,926	159,095	613,362	270,267

Income from operation	2,358,549	2,178,787	5,708,524	4,276,002

Other income (expense):
Subsidy income	216	-	73,372	-
Interest income	115	7	261	7
Interest expense	(2,173)	(103)	(2,632)	(103)

Total other income (expense)	(1,842)	(96)	71,001	(96)

Income before income taxes	2,356,707	2,178,691	5,779,525	4,275,906

Income tax expense	(285,673)	(15,113)	(788,807)	(36,210)

NET INCOME	2,071,034	2,163,578	4,990,718	4,239,696

Dividends on preferred stock	(10,833)	-	(10,833)	-

Net income attributable to common stockholders	$2,060,201	$2,163,578	$4,979,885	$4,239,696

Net income per share – Basic	$0.05	$0.05	$0.12	$0.11
Net income per share – Diluted	$0.05	0.05	$0.12	0.11

Weighted average common stock outstanding – Basic	40,520,000	40,000,000	40,520,000	40,000,000
Weighted average common stock outstanding - Diluted	42,253,333	40,000,000	41,097,778	40,000,000

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,990,718	$4,239,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on plant and equipment	268,044	48,041
Amortization on land use rights and intangible assets	191,822	54,161
Shares issued for legal service	-	1,000
Loss (gain) on disposal of plant and equipment	2,162	(1,094)
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,302,584)	653,332
Purchase deposits, trade	(1,744,969)	-
Inventories	(769,859)	-
Prepayments, deposits and other receivables	(55,854)	(44,326)
Prepayment for land use rights	(952,278)	(1,383,281)
Accounts payable, trade	788,698	45,447
Income tax payable	738,402	29,953
Accrued liabilities and other payables	422,721	18,471

Net cash provided by operating activities	2,577,023	3,661,400

Cash flows from investing activities:
Advances to related parties	-	(2,043,465)
Change in restricted cash	912,774	138,326
Proceeds from disposal of plant and equipment	-	78,343
Payments on purchase deposits of plant and equipment	(472,219)	(900,986)
Purchase of intangible assets	(1,027,206)	-
Purchase of plant and equipment	(2,897,304)	(228,397)

Net cash used in investing activities	(3,483,955)	(2,956,179)

Cash flows from financing activities:
Purchase of treasury stocks	-	(1,571,346)
Net proceeds from private placement	1,142,500	25,000
Proceeds from short-term bank borrowing	381,534	-
Advances from related parties	481,267	759,794

Net cash provided by (used in) financing activities	2,005,301	(786,552)

Effect of exchange rate changes in cash and cash equivalents	38,446	517

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,136,815	(80,814)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	991,702	244,175

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,128,517	$163,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$50,406	$6,187
Cash paid for interest	$2,632	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$10,833	$-
Transfer from purchase deposits of plant and equipment to plant and equipment	$370,685	$1,050,055

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock
	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of December 31, 2009	-	$-	40,520,000	$40,520	$25,480	$82,088	$85,662	$6,024,349	$6,258,099

Stocks issued for private placement, net of expenses	2,600,000	2,600	-	-	1,139,900	-	-	-	1,142,500

Net income for the period	-	-	-	-	-	-	-	4,990,718	4,990,718

Dividends on preferred stock	-	-	-	-	-	-	-	(10,833)	(10,833)

Transfer to statutory reserve	-	-	-	-	-	231,321	-	(231,321)	-

Foreign currency translation adjustment	-	-	-	-	-	-	266,472	-	266,472
Balance as of September 30, 2010	2,600,000	$2,600	40,520,000	$40,520	$1,165,380	$313,409	$352,134	$10,772,913	$12,646,956

See accompanying notes to condensed consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

On September 9, 2010, the Company established Yiji (Longyan) Organic Agricultural Co., Ltd. (“Yiji Longyan”) in Fujian Province, the PRC with the registered capital of $298,592 (equivalent to RMB 2,000,000). Yiji Longyan is registered as a limited liability company and mainly engaged in plantation and trading of agricultural products in the PRC.

As of September 30, 2010, details of the Company’s subsidiaries and variable interest entity (“VIE”) are described below:

	Company name	Place and date of incorporation	Particulars of issued / registered capital	Principal activities

1	Easecharm International Limited (“Easecharm”)	British Virgin Islands January 21, 2009	10,000 issued shares of US$1 each	Holds 100% equity interest in HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	1,000,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Xinyixiang and Joy City

3	Joy City Investment Limited (“Joy City”)	Hong Kong March 10, 2009	10,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.	The PRC July 20, 2006	US$100,000	Investment holdings, provision of catering services and restaurant sales, and plantation and trading of agricultural products

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	The PRC September 26, 2003	RMB1,000,000	Provision of catering services and restaurant sales

6	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	The PRC September 15, 2009	US$2,600,500	Provision of catering services and restaurant sales.

7	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) #	The PRC January 6, 2009	N/A	Trading of fruits, vegetables and dry food products

8	Yiji (Longyan) Organic Agricultural Co., Ltd. (“Yiji Longyan”)	The PRC September 9, 2010	RMB440,000	Plantation and trading of agricultural products

# represents variable interest entity (“VIE”)

GHNA and its subsidiaries and VIE are hereinafter collectively referred to as (“the Company”).

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

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

With the above agreements, Yikoule demonstrates its ability to control Yixinrong as the primary beneficiary and the operating results of the VIE are included in the condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company mainly maintains cash and cash equivalent balances at a financial institution in the PRC, which are insured by the People’s Bank of China. The Company had cash concentration risk of $2,126,289 and $989,534, as of September 30, 2010 and December 31, 2009, respectively.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. As of September 30, 2010, the Company has pledged its accounts receivable as collateral for short-term bank borrowings.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2010 and 2009, the Company has not recorded the allowance for doubtful accounts.

●	Purchase deposits, trade

Purchase deposits represented prepayments to vendors for the procurement of agricultural products in the normal course of business. Purchase deposits are recorded when payment is made by the Company and relieved against accounts payable when the agricultural products are received by the Company.

Inventories

Inventories are stated at the lower of cost or market. Cost, which comprises costs of seeds, fertilizers, pesticides subcontracting fee, and amortization of land use rights, where applicable, other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average cost method.

●	Intangible asset

Intangible asset represented the customer acquisition cost which stated at the purchase cost less accumulated amortization. The customer acquisition cost is amortized over its estimated useful life of 5 years on a straight-line basis.

Amortization expense for the three and nine months ended September 30, 2010 were $25,680 and $25,680 respectively. The estimated annual amortization expense is $205,441 for each of the five succeeding years.

●	Land use rights

Land use rights represented the aggregate rent payments of farmland use rights for approximately 510 acres of farmlands to develop the agricultural plantation bases in Fujian and Gansu Provinces, the PRC. The land use rights are recorded at cost and amortized on the straight-line method over the lease term of 10 years, due through September 2019.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account the residual value:

	Depreciable life	Residual value
Leasehold improvement	5 – 10 years	0%
Kitchenware	5 years	5% - 10%
Furniture, fittings and equipment	5 years	5% - 10%
Motor vehicles	5 years	5% - 10%
Farming facilities	10 years	5% - 10%

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, ,the Company reviews its long-lived assets, including plant and equipment and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three and nine months ended September 30, 2009, the gross revenue generated from trading of agricultural products was $7,235,223 and $18,333,283, respectively.

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

For the nine months ended September 30, 2010, the Company acted as a principal and recognized its revenue generated from trading of agricultural products on a gross amount billed to the customers.

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

Catering services are either provided at the customers’ workplaces or the Company’s central kitchens under the contract for the period ranging from 3 months to 3 years. Revenues for catering services billed on per-unit (meal) basis are recognized as the services are sold to the customer, net of business taxes.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

NET INCOME	$2,071,034	$2,163,578	$4,990,718	$4,239,696

Other comprehensive income:
- Foreign currency translation gain	265,127	6,767	266,472	10,503

COMPREHENSIVE INCOME	$2,336,161	$2,170,345	$5,257,190	$4,250,199

●	Income taxes

Income taxes are determined with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	September 30, 2010	September 30, 2009
Period-end RMB:US$1 exchange rate	6.6981	6.8376
Period average RMB:US$1 exchange rate	6.8146	6.8425

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2010 and 2009, the Company operates in two reportable operating segments: catering/food distribution business and agricultural business in the PRC.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivables, prepayments and other receivables, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The estimated fair value of short-term bank borrowing was approximately $388,000 as of September 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE－4   RESTRICTED CASH

The Company has classified certain cash and cash equivalents that are not available for use in its operations, which are restricted for capital expenditure in connection with the Company’s expansion plans in catering and agriculture trading businesses in the next 12 months.

During 2010 fiscal year, the Company continued the expansion plans to construct the additional kitchen facilities in Ningbo City, Zhejiang Province and develop the agricultural plantation bases and facilities in Gansu and Fujian Provinces in the PRC at a total estimated cost of approximately $7,553,000 (equivalent to approximately RMB50,593,000). For the nine months ended September 30, 2010, the Company expended $5,147,444 on these expansion plans from its restricted cash and recorded as additions to plant and equipment, land use rights, intangible assets and purchase deposits for plant and equipment.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayments	$77,264	$20,662
Rental deposits	57,258	55,889
Other receivables	3,534	3,027

	$138,056	$79,578

NOTE－6   PURCHASE DEPOSITS OF PLANT AND EQUIPMENT

Purchase deposits of plant and equipment represented prepayments to vendors for the construction of additional kitchen facilities and agricultural assets (see note 4), which are interest free and unsecured. Purchase deposits are recorded when payment is made by the Company and relieved against plant and equipment when they are received by the Company. The remaining balances will be subsequently settled upon the delivery of kitchen facilities and agricultural assets within the next 12 months.

NOTE－7   LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Land use rights, at cost	$2,337,745	$1,385,463
Less: accumulated amortization	(255,008)	(88,819)
Less: foreign translation difference	40,596	(48)
Land use rights, net	2,123,333	1,296,596
Less: current portion	(307,469)	(138,546)

Land use rights, non-current portion	$1,815,864	$1,158,050

For the three months ended September 30, 2010 and 2009, amortization expense was $65,951 and $18,039, respectively and recorded in cost of revenue.

For the nine months ended September 30, 2010 and 2009, amortization expense was $166,142 and $54,161, respectively and recorded in cost of revenue.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The estimated annual amortization expense on the land use rights in the next five years and thereafter is as follows:

Year ending September 30:
2011	$307,469
2012	229,004
2013	229,004
2014	229,004
2015	229,004
Thereafter	899,848

Total:	$2,123,333

NOTE－8   PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Leasehold improvement	$648,611	$236,301
Kitchenware	1,073,824	795,794
Furniture, fittings and equipment	61,168	35,980
Motor vehicles	172,140	69,864
Farming facilities	2,448,456	-
Foreign translation difference	37,937	1,331
	4,442,136	1,139,270
Less: accumulated depreciation	(395,501)	(170,953)
Less: foreign translation difference	(7,456)	(347)

Plant and equipment, net	$4,039,179	$967,970

Depreciation expense for the three months ended September 30, 2010 and 2009 was $94,215 and $13,479 which included $51,787 and $5,541 cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $268,044 and $48,041, which included $147,866 and $26,675, in cost of revenue, respectively.

NOTE－9   SHORT-TERM BANK BORROWING

In September 2010, the Company obtained a short-term loan borrowing of $388,170 (equivalent to RMB 2,600,000) from a PRC financial institution, due October 11, 2010 and November 7, 2010, with an interest at 4.455% per annum. The borrowing is secured by a lien on the Company’s trade accounts receivable in the PRC. The Company repaid the short-term loan borrowing in full in October and November 2010 respectively.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－10   AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2010 and December 31, 2009, amounts due to related parties of $239,569 and $0 represented temporary advances from the director of the Company, Ms. Xu and related companies which are controlled by Ms. Xu, which were unsecured, interest-free and have no fixed terms of repayment.

NOTE－11   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued operating expenses	$88,287	$178,741
Accrued salaries and welfare expense	343,577	393,212
Customers deposit	3,279	5,631
VAT payable	579,801	3,061
Other payables	29,994	27,389

	$1,044,938	$608,034

NOTE－12   STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 100,000,000 shares and 40,520,000 shares, respectively.

Series A, 10% Convertible Preferred Stock (“Series A Preferred Stock”)

Series A Preferred Stock has a par value of $0.001 and stated value of $0.5 per share and is entitled to one vote for each share held. The holders of Series A Preferred Stock also are entitled to an annual dividend rate of 10% and payable quarterly in cash or shares, in arrears. In the case of Liquidation Events, the holders of Series A Preferred Stock are entitled to $0.5 per share, in cash, equal to 100% of the stated value for each share outstanding, plus an amount equal to all accrued but unpaid dividends thereon, whether or not declared. At the option of the holders, Series A Preferred Stock will be converted into one common stock of the Company and one warrant to purchase an additional share of common stock at a price of $0.75 per share in a period of 5 years, together with the payment of all accrued but unpaid dividends in the form of common stock at a price of $0.5 per share.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On August 31, 2010, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company issued and sold 2,600,000 of its newly designated Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 2,600,000 shares of the Company’s common stock for an aggregate purchase price of $1,300,000.  National Securities Corporation acted as the sole placement agent on the private placement, and received warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 416,000 shares of the Company’s common stock at an exercise price of $0.75, in addition to a cash fee.

The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a one to one conversion ratio, at an initial conversion price of $0.50 per share, subject to adjustment.  The holders of Series A Preferred Stock are entitled to receive dividends payable at the rate of 10% of the Original Issue Price (which is defined as $0.50) payable quarterly.  Dividends are payable in cash or shares of the Company’s common stock, at the option of the Company.

The Warrants are exercisable for a term of five years at an exercise price of $0.75 per share.  The Warrants contain anti-dilution provisions, including but not limited to, a provision that provides if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.

As further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with an insider of the Company who placed an aggregate of 2,600,000 shares of the Company’s common stock into escrow (the “Escrow Shares”), to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the Company’s EBIT for the fiscal year ended December 31, 2010 as reported in the Company’s 2010 Annual Report (the “2010 Actual EBIT”) is less than $7,000,000 (the “2010 Guaranteed EBIT”), then Investors shall be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Purchase Agreement) for no additional consideration, some or all of the Escrow Shares determined as follows:

If the percentage determined by dividing the 2010 Actual EBIT by the 2010 Guaranteed EBIT is:

i.	less than one hundred percent (100%), but at least ninety-five percent (95%), then five percent (5%) of the Escrow Shares shall be released to the Investors;

ii.	less than ninety-five percent (95%), but at least eighty-five percent (85%), then twenty-five percent (25%) of the Escrow Shares shall be released to the Investors;

iii.	less than eighty-five percent, but at least sixty-five percent (65%), then fifty percent (50%) of the Escrow Shares shall be released to the Investors;

iv.	less than sixty-five percent (65%), but at least fifty percent (50%), then seventy-five percent (75%) of the Escrow Shares shall be released to the Investors; and

v.	less than fifty percent (50%), then one hundred percent (100%) of the Escrow Shares shall be release to the Investors.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

If the EBIT for the fiscal year ended December 31, 2011 as reported in the 2011 Annual Report (the “2011 Actual EBIT”) is less than $9,000,000 (the “2011 Guaranteed EBIT”), then Investors shall be entitled to receive on a “pro rata” basis some or all of the Escrow Shares that remain in escrow at such time (the “Remaining Escrow Shares”), as follows:

If the percentage determined by dividing the 2011 Actual EBIT by the 2011 Guaranteed EBIT is:

i.	less than one hundred percent (100%), but at least ninety-five percent (95%), then five percent (5%) of the Remaining Escrow Shares shall be released to the Investors;

ii.	less than ninety-five percent (95%), but at least eighty-five percent (85%), then twenty-five percent (25%) of the Remaining Escrow Shares shall be released to the Investors;

iii.	less than eighty-five percent, but at least sixty-five percent (65%), then fifty percent (50%) of the Remaining Escrow Shares shall be released to the Investors;

iv.	less than sixty-five percent (65%), but at least fifty percent (50%), then seventy-five percent (75%) of the Remaining Escrow Shares shall be released to the Investors; and

v.	less than fifty percent (50%), then one hundred percent (100%) of the Remaining Escrow Shares shall be release to the Investors.

If the 2011 Actual EBIT is greater than or equal to the 2011 Guaranteed EBIT, then all of the Remaining Escrow Shares shall be returned to such Company insider.

The Company determined the fair value of 2,600,000 warrants at $0.059 per share, or $153,961, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	27%
Risk free interest rate	1.41%
Dividend yield	10%

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

A summary of the status of the Company’s outstanding warrants as of September 30, 2010:

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2010	-	$-	$-	$-

Warrants granted	2,600,000	0.75	0.75	0.059

Balance as of September 30, 2010	2,600,000	$0.75	$0.75	$0.059

In connection with the Preferred Stock, the Company recorded accrued dividends of $10,833 for the nine months ended September 30, 2010

NOTE－13   INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdictions from:
– Local	$(45,000)	$-
– Foreign	5,824,525	4,275,906

Income before income taxes	$5,779,525	$4,275,906

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GHN is registered in the State of Nevada and is subject to United States of America tax law. As of September 30, 2010, the operation in the United States of America incurred $464,440 of cumulative net operating loss which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if utilized. The Company has provided for a cumulative valuation allowance against the deferred tax assets of $157,910 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

British Virgin Islands

Under the current BVI law, Easecharm is not subject to tax on income. For the nine months ended September 30, 2010 and 2009, Easecharm has not incurred any operations.

Hong Kong

HKYD and Joy City are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended September 30, 2010 and 2009, HKYD and Joy City have not incurred any operations.

The PRC

The Company generated substantially its net income from its PRC operation through Yikoule, Xinyixiang, Ningbo Yiqi, Yiji Longyan, and Yixinrong, the operating subsidiaries and VIE in the PRC. Yikoule, Xinyixiang, Ningbo Yiqi and Yiji  Longyan are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

Yixinrong is registered as a sole-proprietor and required to pay the PRC income tax on predetermined tax rate at 1.2% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes from PRC operation	$5,824,525	$4,277,478
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,456,131	1,069,370

Net operating loss carryforwards	-	897
Prior year adjustment	-	4,508
Effect of non-taxable items	(86,412)	-
Effect of tax holiday	(376,762)	(217,512)
Effect on non-deductible items	3,258	17,290
Effect of different tax bases	(207,408)	(838,343)

Income tax expense	$788,807	$36,210

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards from:
- Local	$157,910	$142,610
- Foreign	29,689	29,689
	187,599	172,299
Less: valuation allowance	(187,599)	(172,299)

Deferred tax assets	$-	$-

As of September 30, 2010, the Company incurred $583,422 of aggregate cumulative net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $187,599 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2010, the valuation allowance increased by $15,300, primarily relating to net operating loss carryforward in local and foreign tax regimes.

NOTE－14   STATUTORY RESERVE

Under the PRC Law, Yikoule, Ningbo Yiqi, Xinyixiang and Yiji Longyan, operating subsidiaries in the PRC are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Pursuant to the Memorandum of Association of the operating subsidiaries in the PRC, appropriation to the statutory reserve is subject to 15% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the nine months ended September 30, 2010, the Company made appropriations of $231,321 to the reserve, based on its net income under the PRC GAAP.

NOTE－15   SEGMENT REPORTING – BUSINESS SEGMENT

The Company operates two reportable business segments in the PRC, as defined by ASC Topic 280:

●	Catering / Food Distribution Business – provision of catering services, canteen sale and sale of frozen lunch boxes

●
Agricultural Business – trading of agricultural products, where the Company reports its revenue on a gross basis for the three and nine months ended September 30, 2010 and on a  ‘net’ basis as an agent for the three and nine months ended September 30, 2009.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company had no inter-segment sales for the three and nine months ended September 30, 2010 and 2009.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$29,074	$5,962,957	$5,992,031
- Catering service and restaurant sales	2,148,987	-	2,148,987
Total revenue, net	2,178,061	5,962,957	8,141,018

Cost of revenue:-
- Amortization of land use rights and intangible assets	-	91,631	91,631
- Food expenses	1,190,535	3,129,595	4,320,130
- Labor expenses	162,103	543,048	705,151
- Other operating expenses	200,684	266,947	467,631
Total cost of revenue	1,553,322	4,031,221	5,584,543

Gross profit	624,739	1,931,736	2,556,475
Depreciation and amortization	91,758	94,087	185,845
Net income	198,959	1,872,075	2,071,034
Total assets	4,890,142	11,057,638	15,947,780
Expenditure for long-lived assets	$2,412,432	$95,085	$2,507,517

	Nine months ended September 30, 2010
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$80,945	$18,928,479	$19,009,424
- Catering service and restaurant sales	5,635,803	-	5,635,803
Total revenue, net	5,716,748	18,928,479	24,645,227

Cost of revenue:-
- Amortization of land use rights and intangible assets	-	191,822	191,822
- Food expenses	3,191,005	12,887,459	16,078,464
- Labor expenses	488,467	817,145	1,305,612
- Other operating expenses	480,476	266,967	747,443
Total cost of revenue	4,159,948	14,163,393	18,323,341

Gross profit	1,556,800	4,765,086	6,321,886
Depreciation and amortization	260,178	199,687	459,865
Net income	856,106	4,134,612	4,990,718
Total assets	4,890,142	11,057,638	15,947,780
Expenditure for long-lived assets	$2,897,304	$952,278	$3,849,582

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30, 2009
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$9,524	$-	$9,524
- Products sales, net	-	1,480,612	1,480,612
- Catering service and restaurant sales	3,144,264	-	3,144,264
Total revenue, net	3,153,788	1,480,612	4,634,400

Cost of revenue:-
- Amortization of land use rights	-	18,039	18,039
- Food expenses	1,707,336	-	1,707,336
- Labor expenses	280,758	5,145	285,903
- Other operating expenses	269,027	16,213	285,240
Total cost of revenue	2,257,121	39,397	2,296,518

Gross profit	896,667	1,441,215	2,337,882
Depreciation and amortization	13,479	18,039	31,518
Net income	755,181	1,408,397	2,163,578
Total assets	4,725,300	2,258,620	6,983,920
Expenditure for long-lived assets	$-	$-	$-

	Nine months ended September 30, 2009
	Catering / food distribution business	Agricultural business	Total
Revenues from external customers:-
- Products sales	$21,163	$-	$21,163
- Products sales, net		3,603,834	3,603,834
- Catering service and restaurant sales	3,603,023	-	3,603,023
Total revenue, net	3,624,186	3,603,834	7,228,020

Cost of revenue:-
- Amortization of land use rights	-	54,161	54,161
- Food expenses	1,979,186	-	1,979,186
- Labor expenses	325,557	13,708	339,265
- Other operating expenses	268,119	41,020	309,139
Total cost of revenue	2,572,862	108,889	2,681,751

Gross profit	1,051,324	3,494,945	4,546,269
Depreciation and amortization	48,041	54,161	102,202
Net income	747,666	3,492,030	4,239,696
Total assets	4,725,300	2,258,620	6,983,920
Expenditure for long-lived assets	$228,397	$1,383,281	$1,611,678

All long-lived assets are located in the PRC.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－16   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer C	$2,747,611	34%	$1,343,154
Customer A	1,660,533	20%	-

Total:	$4,408,144	54%	$1,343,154

	Nine months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$8,587,141	35%	$-
Customer B	4,612,818	19%	-
Customer C	4,023,085	16%	1,343,154

Total:	$17,223,044	70%	$1,343,154

For the three months ended September 30, 2009, one customer represented 10% or more of the Company’s revenue. This customer accounts for 25% of revenue amounting to $1,157,651 with accounts receivable of $0 as of September 30, 2009.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the nine months ended September 30, 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Nine months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$1,865,208	26%	$-
Customer E	1,213,686	17%	-

Total:	$3,078,894	43%	$-

(b)	Major vendors

For the three and nine months ended September 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor B	$524,766	22%	$-
Vendor D	376,244	15%	-

Total:	$901,010	37%	$-

	Nine months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$2,775,464	19%	$-
Vendor B	2,341,593	16%	-
Vendor C	2,133,644	15%	-

Total:	$7,250,701	50%	$-

For the three and nine months ended September 30, 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

(c)	Credit risk

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

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(e)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from short-term bank borrowing. Borrowing issued at variable rate expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2010, the borrowing was at fixed rate.

NOTE－17   COMMITMENT AND CONTINGENCIES

(a)	Operating leases commitments

The Company’s subsidiaries operating in PRC were committed under a number of non-cancelable operating leases of kitchen facilities and premises, several fruit plantations with various terms ranging from 2 to 10 years with fixed monthly rentals, due through September 2019. Total rent expenses for the nine months ended September 30, 2010 and 2009 was $114,497 and $86,506, respectively.

The Company’s subsidiary also leases and occupies certain plantation farmlands located in Fujian Province, the PRC under non-cancelable operating leases that expire through 2028, which generally provide for rental payments on an annual basis, based upon the current market value.

The aggregate future minimum rental payments due under various non-cancelable operating leases in the next five years are as follows:

	Operating lease commitments
	Kitchen facilities and premises	Fruit plantation farmlands	Total
Year ending September 30
2011	$117,573	$-	$117,573
2012	73,297	676,145	749,442
2013	16,588	-	16,588
2014	-	-	-
2015	-	901,527	901,527

Total	$207,458	$1,577,672	$1,785,130

(b)	Capital commitment

In December 2009 and January 2010, the Company entered into several contracts in connection with the expansion plan to contract the additional kitchen facilities totaling $765,142. For the nine months ended September 30, 2010, the Company expended $505,165 relating to the addition of kitchenware and construction cost of kitchen facilities in Ningbo City, Zhejiang Province in the PRC from its restricted cash (see Note 4) and the additional fund from working capital. The Company has the future contingent payment of $259,977 on the future purchase of additional kitchenware.

During the third quarter of 2010, Yiji Longyan entered into an agreement with an independent third party in relation to the construction of a cold storage. The construction is expected to be completed at the end of 2010. Total estimated construction costs are approximately $523,000. As of September 30, 2010, the Company prepaid approximately $231,000 and the aggregate contingent payments are approximately $292,000.

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

As of September 30, 2010, our catering/food distribution operations are located in Quanzhou, Ningbo City and Xiamen City, China. During the third quarter of 2009, we leased the factory in Ningbo and carried out factory renovations and equipment investments.  The factory is fully operational.

We also anticipate an increase in our agricultural products given the Chinese government’s current preferential national policy towards the agricultural industry is currently at a low level of development.  We plan to expand sales to Shanghai and Suzhou regions in the future.

Results of Operations

Comparison of the three months ended September 30, 2010 and the three months ended September 30, 2009

The following table compares the revenues for the three months ended September 30, 2010 to the three months ended September 30, 2009.

	Three Months Ended September 30,
	2010	2009	Change
	Revenue	Revenue	$	%

Product sales	$5,992,031	$9,524	$5,982,507	62,815.1%
Product net sales	-	1,480,612	(1,480,612)	(100.0)%
Catering service and restaurant sales	2,148,987	3,144,264	(995,277)	(31.7)%
	$8,141,018	$4,634,400	$3,506,618	75.7%

Product Sales:  We generated revenue from product sales of $5,992,031 for the three months ended September 30, 2010, an increase of $5,982,507 compared to $9,524 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement exist, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. We anticipate this business to increase as we expand into the market. On the other hand, we recorded revenue on a net basis and classified as product net sales for the three months ended September 30, 2009.

Product net sales: We generated revenue from product net sales of $0 for the three months ended September 30, 2010, a decrease of $1,480,612 or 100% compared to $1,480,612 for the three months ended September 30, 2009.  For the three months ended September 30, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us. On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales.

Catering service and restaurant sales:  We generated revenue from catering service and restaurant sales of $2,148,987 for the three months ended September 30, 2010, a decrease of $995,277 or 31.7% compared to $3,144,264 for the three months ended September 30, 2009. During the first half year of 2009, we reduced our catering business operations in response to the economic downturn. For the three months ended September 30, 2010, the decrease in revenue was primarily attributable to the ramp up in catering/food distribution services, restaurant sales and sales of frozen lunch boxes during the third quarter of 2009 as the economy was begun to recover from the financial turmoil. We expect our revenues to continue to increase each quarter as our operations expand into new cities.

The following table compares the costs of revenues for the three months ended September 30, 2010 to the three months ended September 30, 2009.

Three Months Ended September 30,
2010		2009
Cost of Revenue	% of Revenue	Cost of Revenue	% of Revenue
5,584,543	68.6%	2,296,518	49.6%

The cost of sales as a percentage of revenue was 68.6% for the three months ended September 30, 2010 compared to 49.6% for the three months ended September 30, 2009.  The increase is primarily attributable to the change in our method of revenue recognition, in which we now recognize revenue on a gross basis

Sales and marketing: We incurred sales and marketing expense of $1,525 for the three months ended September 30, 2010, a decrease of $2,927 compared to $4,452 for the three months ended September 30, 2009.  The change was minimal.

General and administrative:  We incurred general and administrative expenses of $196,401 for the three months ended September 30, 2010, an increase of $41,758 or 27% compared to $154,643 for the three months ended September 30, 2009.  The increase is primarily attributable to the continued expansion of our catering business operations in Ningbo City, Xiamen and Quanzhou.

Income tax expense: We recorded tax expense of $285,673 (12.1% of income before taxes) for the three months ended September 30, 2010 compared to $15,113 (0.7% of income before taxes) for the three months ended September 30, 2009.  The increase in income tax expense is primarily due to two factors:  1) the majority of the income was contributed from Ningbo Yiqi whose statutory income tax rate is 25% and 2) the change in tax rates due to tax holiday rates gradually increasing over 5 years.

Dividends on preferred stock: We recorded dividends on preferred stock of $10,833 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009.  The dividends were a result of our issuance of 2,600,000 shares of Series A 10% Convertible Preferred Stock (“Series A Preferred Stock”) on August 31, 2010.  We expect to record quarterly dividends of approximately $32,500 while the Series A Preferred Stock remains outstanding.

Comparison of the Nine Months ended September 30, 2010 and the Nine Months ended September 30, 2009

The following table compares the revenues for the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

	Nine Months Ended September 30,
	2010	2009	Change
	Revenue	Revenue	$	%

Product sales	$19,009,424	$21,163	$18,988,261	89,724%
Product net sales	-	3,603,834	(3,603,834)	(100.0)%
Catering service and restaurant sales	5,635,803	3,603,023	2,032,780	56.4%
	$24,645,227	$7,228,020	$17,417,207	241.0%

Product Sales:  We generated revenue from product sales of $19,009,424 for the nine months ended September 30, 2010, an increase of $18,988,261 compared to $21,163 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement exist, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. We anticipate this business to increase as we expand into the market. On the other hand, we recorded revenue on a net basis and classified as product net sales for the nine months ended September 30, 2009.

Product net sales: We generated revenue from product net sales of $0 for the nine months ended September 30, 2010, a decrease of $3,603,834 or 100% compared to $3,603,834 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products. All costs associated with the delivery of product are not borne by us. On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales.

Catering service and restaurant sales:  We generated revenue from catering service and restaurant sales of $5,635,803 for the nine months ended September 30, 2010, an increase of $2,032,780 or 56.4% compared to $3,603,023 for the nine months ended September 30, 2009.  During the first half year of 2009, we reduced our catering business operations in response to the economic downturn.  In the third quarter of 2009, we established a new central kitchen in Ningbo as part of our growth initiative to expand our catering business.  The increase in revenue for the nine months ended September 30, 2010 is primarily attributable to the increase in sales from the establishment of the Ningbo kitchen and the continued increase in sales in Quanzhou and Xiamen cities.  We expect our revenues to continue to increase each quarter as our operations expand into new cities.

The following table compares the costs of revenues for the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Nine Months Ended September 30,
2010		2009
Cost of Revenue	% of Revenue	Cost of Revenue	% of Revenue
18,323,341	74.3%	2,681,751	37.1%

The cost of sales for as a percentage of revenue was 74.3% for the nine months ended September 30, 2010 compared to 37.1% for the nine months ended September 30, 2009.  The increase is primarily attributable to the change in our method of revenue recognition, in which we now recognize revenue on a gross basis.

Sales and marketing: We incurred sales and marketing expense of $12,058 for the nine months ended September 30, 2010, a decrease of $7,388 compared to $19,446 for the nine months ended September 30, 2009.  Sales and marketing as a percentage of revenue was less than 0.05% and 0.3% for the nine months ended September 30, 2010 and 2009 respectively.  The change was minimal.

General and administrative:  We incurred general and administrative expenses of $601,304 for the nine months ended September 30, 2010, an increase of $350,483 or 139.7% compared to $250,821 for the nine months ended September 30, 2009.  The increase is primarily attributable to the continued expansion of our catering business operations in Ningbo City, Xiamen and Quanzhou.

Income tax expense: We recorded tax expense of $788,807 (13.6% of income before taxes) for the nine months ended September 30, 2010 compared to $36,210 (0.8% of income before taxes) for the nine months ended September 30, 2009.  The increase in income tax expense is primarily due to two factors:  1) the majority of the income was contributed from Ningbo Yiqi whose statutory rate is 25% and 2) the change in tax rates due to tax holiday rates gradually increasing over 5 years.

Dividends on preferred stock: We recorded dividends on preferred stock of $10,833 for the nine months ended September 30, 2010 compared to $0 for the nine months ended September 30, 2009.  The dividends were a result of our issuance of 2,600,000 shares of Series A 10% Convertible Preferred Stock (“Series A Preferred Stock”) on August 31, 2010.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had working capital of $3,418,699 and $1,004,071, respectively.

We had net cash provided by operating activities of $2,577,023 for the nine months ended September 30, 2010, which consisted primarily of net income of $4,990,718, an increase in accounts payable of $788,698, an increase in income tax payable of $738,402, and an increase in accrued liabilities and other payables of $422,721, offset primarily by an increase in accounts receivable of $1,302,584, an increase in prepayments, deposits and other receivables of $55,854, an increase in trade purchase deposits of $1,744,969, an increase in inventories of $769,859, and an increase in prepayment for land use rights of $952,278.

We had net cash provided by operating activities of $3,661,400 for the nine months ended September 30, 2009, which consisted primarily of net income of $4,239,696 and a decrease in accounts receivable of $653,332, offset by an increase of $1,383,281 in prepayment for land use rights.

For the nine months ended September 30, 2010, we had net cash used in investing activities of $3,483,955.  We used cash to purchase $2,897,304 of plant and equipment, purchase $1,027,206 of intangible assets and to make payments on purchase deposits of plant and equipment of $472,219.  Cash provided by investing activities consisted of a change in restricted cash of $912,774.

For the nine months ended September 30, 2009, we had net cash used in investing activities of $2,956,179.  We used cash to make advances to related parties of $2,043,465, to purchase $228,397 of plant and equipment and to make payments on purchase deposits of plant and equipment of $900,986.  Cash provided by investing activities consisted of a change in restricted cash of $138,326 and proceeds from disposal of plant and equipment of $78,343.

For the nine months ended September 30, 2010, we had net cash provided by financing activities of $2,005,301.  We received net proceeds of $1,142,500 from our private placement of Series A Preferred Stock and $381,534 from short-term bank borrowings and $481,267 from related parties.

For the nine months ended September 30, 2009, we used cash of $1,571,356 to purchase treasury stock, and received advances from related parties of $759,794.

We will need approximately $6 million to complete the planned large-scaled central kitchens in Shanghai and Suzhou.  We anticipate that we will begin location and selection during 2011.   We plan to fund our expansions through proceeds from our on-going operations, and we plan to obtain additional funding by issuing debt or the sale of stock, if market conditions are appropriate.  We are not currently in negotiations with any lenders or other funding sources and we are not certain that we will be able to obtain additional funding on terms favorable to us or at all.

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

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

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

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1    Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A    Risk Factors

Not applicable.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2010, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company issued and sold 2,600,000 of its newly designated Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 2,600,000 shares of the Company’s common stock for an aggregate purchase price of $1,300,000.  National Securities Corporation acted as the sole placement agent on the private placement, and received warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 416,000 shares of the Company’s common stock at an exercise price of $0.75, in addition to a cash fee.

The Series A Preferred Stock, Warrants and Placement Agent Warrants were all sold and/or issued only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a one to one conversion ratio, at an initial conversion price of $0.50 per share, subject to adjustment.  The holders of Series A Preferred Stock are entitled to receive dividends payable at the rate of 10% of the Original Issue Price (which is defined as $0.50) payable quarterly.  Dividends are payable in cash or shares of the Company’s common stock, at the option of the Company.

The Warrants are exercisable for a term of five years at an exercise price of $0.75 per share.  The Warrants contain anti-dilution provisions, including but not limited to, a provision that provides if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.

As further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with an insider of the Company who placed an aggregate of 2,600,000 shares of the Company’s common stock into escrow (the “Escrow Shares”), to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the Company’s EBIT for the fiscal year ended December 31, 2010 as reported in the Company’s 2010 Annual Report (the “2010 Actual EBIT”) is less than $7,000,000 (the “2010 Guaranteed EBIT”), then Investors shall be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Purchase Agreement) for no additional consideration, some or all of the Escrow Shares determined as follows:

If the percentage determined by dividing the 2010 Actual EBIT by the 2010 Guaranteed EBIT is:

i.	less than one hundred percent (100%), but at least ninety-five percent (95%), then five percent (5%) of the Escrow Shares shall be released to the Investors;
ii.	less than ninety-five percent (95%), but at least eighty-five percent (85%), then twenty-five percent (25%) of the Escrow Shares shall be released to the Investors;
iii.	less than eighty-five percent, but at least sixty-five percent (65%), then fifty percent (50%) of the Escrow Shares shall be released to the Investors;
iv.	less than sixty-five percent (65%), but at least fifty percent (50%), then seventy-five percent (75%) of the Escrow Shares shall be released to the Investors; and
v.	less than fifty percent (50%), then one hundred percent (100%) of the Escrow Shares shall be release to the Investors.

If the EBIT for the fiscal year ended December 31, 2011 as reported in the 2011 Annual Report (the “2011 Actual EBIT”) is less than $9,000,000 (the “2011 Guaranteed EBIT”), then Investors shall be entitled to receive on a “pro rata” basis some or all of the Escrow Shares that remain in escrow at such time (the “Remaining Escrow Shares”), as follows:

If the percentage determined by dividing the 2011 Actual EBIT by the 2011 Guaranteed EBIT is:

i.	less than one hundred percent (100%), but at least ninety-five percent (95%), then five percent (5%) of the Remaining Escrow Shares shall be released to the Investors;
ii.	less than ninety-five percent (95%), but at least eighty-five percent (85%), then twenty-five percent (25%) of the Remaining Escrow Shares shall be released to the Investors;
iii.	less than eighty-five percent, but at least sixty-five percent (65%), then fifty percent (50%) of the Remaining Escrow Shares shall be released to the Investors;
iv.	less than sixty-five percent (65%), but at least fifty percent (50%), then seventy-five percent (75%) of the Remaining Escrow Shares shall be released to the Investors; and
v.	less than fifty percent (50%), then one hundred percent (100%) of the Remaining Escrow Shares shall be release to the Investors.

If the 2011 Actual EBIT is greater than or equal to the 2011 Guaranteed EBIT, then all of the Remaining Escrow Shares shall be returned to such Company insider.

ITEM 3    Defaults upon Senior Securities

None.

ITEM 4    (Removed and Reserved)

ITEM 5    Other Information

Not applicable.

ITEM 6    Exhibits

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant (1)
10.1	Form of Securities Purchase Agreement (1)
10.2	Form of Registration Rights Agreement (1)
10.3	Form of Make Good Escrow Agreement (1)
10.4	Supplier Agreement dated July 29, 2010 (2)
10.5	Investment Contract, dated August 17, 2010, by and between People's Government of Linfang Township of Liancheng County and Yidong Group Ningbo Yiji Supply Chain Management Co., Ltd. (3)
10.6	Catering Service Agreement, dated August 25, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Kunshan Runhua Commercial Co., Ltd., Ningbo Beilun Branch (4)
10.7	Catering Service Agreement, dated August 24, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Watts Valve Ningbo Co., Ltd. (5)
10.8	Catering Service Agreement, dated September 1, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Ningbo Omni-Tech Innovations Co., Ltd. (5)
10.9	Catering Service Agreement, dated October 1, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Ningbo QL Electronics Co., Ltd. (5)
31.1
Certification by Xu Yizhen, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certification by Li Xu, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Xu Yizhen, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by Li Xu, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* (1)	Filed herewith. Incorporated by reference to our Current Report on Form 8-K filed on September 1, 2010.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2010.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on October 21, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GHN AGRISPAN HOLDING COMPANY

	By:	/s/ Xu Yizhen
Xu Yizhen
President and Chief Executive Officer

	By:	/s/ Li Xu
Li Xu
Date: November 15, 2010		Chief Financial Officer