Form 10-K
period 2010-12-31
GHN Agrispan Holding Co
filed 2011-03-31
CIK 1472688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-162471

GHN AGRISPAN HOLDING COMPANY
 (Exact name of registrant as specified in its charter)

NEVADA	88-0142286
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  86-136-6600-1113

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

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
Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $15,464,330 based upon the closing price of $0.75 per share reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 17, 2011
Common Stock, $.001 par value per share	40,620,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, “we,” “us,” and “our” refer to GHN Agrispan Holding Company, which is also sometimes referred to as the “Company” or “GHNA,” and its consolidated subsidiaries, unless the context otherwise requires.  In addition, references to “dollars” and “$” are to United States dollars.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

GHN Agrispan Holding Company is a Nevada corporation formed on August 12, 2009.  By Agreement dated August 13, 2009, we acquired Easecharm International Limited (“Easecharm”), a British Virgin Islands corporation formed on January 21, 2009.  Easecharm is our wholly-owned subsidiary.  The transaction was structured as a share exchange in which we exchanged 40,000,000 shares of our common stock for 10,000 shares of Easecharm.  The purpose of this transaction was solely to form a U.S. holding company for our business.

Easecharm was incorporated in the British Virgin Islands on January 21, 2009 as a limited liability company for the purpose of holding a 100% equity interest in Hong Kong Yidong Group Company Limited (“HKYD”). HKYD was incorporated in Hong Kong on April 12, 2005 as a limited liability company.

On April 16, 2009, Easecharm approved the Plan of Reorganization (the “Reorganization”) and executed the Reorganization with the following share exchange transactions in August 2009:

1. HKYD entered into a share transfer agreement with the former equity owners of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly known as Xiamen Xinyixiang Catering Distribution Co. Ltd.) (“Xinyixiang”) in exchange for the entire equity interest in Xinyixiang for total consideration of $100,000 (approximately RMB 685,000) in aggregate, and;

2.  Xinyixiang entered into a share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”), in exchange for the entire equity interest in Yikoule for total consideration of $40,800 (approximately RMB 280,000) in aggregate.

Immediately following the Reorganization, Xinyixiang and Yikoule became our indirect wholly-owned subsidiaries. On September 7, 2009, Xinyixiang changed its name to Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.

Pursuant to a nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun, a Director and the majority shareholder of Easecharm, and Ms. Xu Yizhen, our president and CEO and the sister of Ms. Chui Wai Chun, Ms. Xu Yizhen is the registered owner of Xinyixiang and Yikoule, and at all material times, Ms. Chui Wai Chun is the sole beneficial owner.

On September 15, 2009, the Company established Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”) in Ningbo City, Zhejiang Province, in the People’s Republic of China (“PRC”) with the registered capital of US$800,000. Ningbo Yiqi is registered as a limited liability company and engaged in supply chain management, provision of catering services and restaurant sales, and trading of agricultural products in the PRC.

On January 1, 2010, the Company deregistered Xiamen Yangyang Restaurant, one of its VIEs, and transferred its operations to Yikoule.

On September 9, 2010, the Company established Yiji (Longyan) Organic Agricultural Co., Ltd. (“Yiji Longyan”) in Fujian Province, the PRC, with the registered capital of $298,592 (equivalent to RMB 2,000,000).  Yiji Longyan is registered as a limited liability company and mainly engaged in plantation and trading of agricultural products in the PRC.

The details of our subsidiaries and variable interest entities are described below:

	Company name	Place and date of incorporation	Principal activities

1	Easecharm International Limited	British Virgin Islands January 21, 2009	Holds 100% equity interest of HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	Holds 100% equity interest of Xinyixiang and Joy City

3	Joy City Investment Limited	Hong Kong March 10, 2009	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co. Ltd. (“Xinyixiang”)	PRC July 20, 2006	Holds 100% equity interests in Yikoule, provision of catering services and restaurant sales, and plantation and trading of agricultural products

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	PRC September 26, 2003	Provision of catering services and restaurant sales

6	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	PRC September 15, 2009	Provision of catering services and restaurant sales

7	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”)*	PRC January 6, 2009	Trading of fruits, vegetables and dry food products

8	Yiji (Longyan) Organic Agricultural Co., Ltd. (“Yiji Longyan”)	PRC September 9, 2010	Plantation and trading of agricultural products

* Represents variable interest entity (“VIE”).  A variable interest entity refers to an entity subject to consolidation using the provisions of Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entity.”

General

We are engaged in the provision of catering service and restaurant sales, and sales and distribution of agricultural products such as fruits, vegetables and dry food supplies in the PRC.

We generate revenues from two sources:

●	Catering/Food Distribution business
●	Agricultural operations business

Catering/Food Distribution

We cook and supply traditional Chinese meals. Where feasible, we use fresh ingredients and natural products certified under Chinese law as pollution-free materials. We offer two types of group catering services and frozen lunch boxes. Our target market is mainly factory workers, white-collar workers, as well as the staff and customers in department stores, shopping malls and, for frozen lunch boxes, supermarkets. Due to the economic downturn that started in late 2008 and because of concerns about the financial ability of our customers to make timely payments, we substantially reduced our catering/food distribution business.  In the third quarter of 2009, we began to ramp up these businesses again and now serve approximately 35 factory locations.

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

For customers that do not have basic cooking facilities, we cook foods according to their pre-orders in our distribution center.  The cooked foods are put in thermally insulated containers which we then send to our customers. We are currently providing such catering services to Everbright Bank and Qidian Trade Corporation.

Our customers also include companies in the Xiamen Torch (Xiang’an) Industrial Zone, Quanzhou and Ningbo.  We have established central kitchens and restaurants and provide the meal service for the staff of various businesses at these locations. We serve many types of foods, including set meal, dim sum and noodles. The food served in the restaurants is cooked by our distribution center at the applicable restaurant’s location.  Specifically, in 2010, our operating subsidiary, Ningbo Yiqi, entered into catering service agreements with six new customers - Watts Valve Ningbo Co., Ltd., Ningbo Omni-Tech Innovations Co., Ltd., Ningbo QL Electronics Co., Ltd., Kunshan Runhua Commercial Co., Ltd. (Ningbo Beilun Branch), Zhejiang Geely MeiRi Automobile Co., Ltd., and Ningbo Shangyang Packaging Material Co., Ltd., whereby we supply meals to the employees of the aforementioned companies.

Frozen Lunch Boxes

We provide two types of frozen lunch boxes - set meal package and single item.

To make lunch boxes, after cooking, food is refrigerated through specialized fast-cooling techniques for a specific time period so as to maintain a central temperature of -40C, before it is packaged in a specialized chamber and then stored and transported after no more than 24 hours at a low-temperature state.  Generally, our lunch boxes have a shelf life of 24 hours.   In case of unsold products, we recall the remaining unsold frozen lunch boxes at 9:00 p.m. every evening and dispose them.

Acquisition of Food Products

Materials we use in food preparation are divided into two types: daily consumed materials and long consumption materials. Daily consumed materials include fresh meat, poultry, eggs and vegetables, while long consumption materials include seafood, preserved meat, vegetables and fast-frozen meat, and may also include rice, edible oil, condiments, spices and other food compliments. Although rice, oil and spices are considered as long consumption materials, they are daily and continuingly consumed to the production of catering services and lunch boxes. Most of our materials are perishable and cannot be preserved for a long period of time. Our procurement of consumable materials is based upon our customers’ orders on a daily basis so as to keep the minimum level of materials in food preparation. The material consumption turnover time is generally less than 30 days. In our business practice, all consumable material and supplies are expensed as cost of revenue after purchase and no inventory balance results. The inventory amount of such long consumption materials is not considered material to our financial statements.

Our catering and food distribution business obtains all of its daily consumed materials and long consumption materials from third party wholesalers.  The suppliers of our raw materials are set forth below:

Suppliers	Proportion	Ingredients Supplied
Direct purchase at marketplace	9.04%	Vegetable
Xiamen Lvxinyuan Trading Ltd.	4.60%	Rice
Nanjing Gusheng Rice Ltd.	3.20%	Rice
Xiamen Good Year Dongmiye Ltd.	6.30%	Rice
Xiamen Lvlianchang Trading Ltd.	3.20%	Rice
Xiamen Boshan Food Ltd.	18.00%	Meat and fish
Xiamen Yinxiang Meat Industry Co., Ltd.	12.95%	Meat and fish
Xiamen Chia Tai Animal Husbandry Ltd.	13.00%	Meat and fish
Ningbo Jiangdong Luhao Trading Ltd.	0.01%	Edible oil
Ningbo Haitao Liangyou Oil Ltd.	0.08%	Edible oil
Xiamen Shengzhou Vegetable Oil Ltd.	14.00%	Edible oil
Hangzhou Zhongcui Food Ltd. (Ningbo Branch)	0.09%	Beverage
Ningbo Haishu Hatong Frozen Food Ltd.	0.04%	Frozen meat
Xiamen Anruijie Environmental Project Ltd.	4.10%	Disposable materials

Central kitchens report to our Purchasing Division with demands for materials each day.

Daily consumables such as meat and vegetables are processed after inspection by the suppliers at the kitchens. As most of those products decay, we seldom retain inventories but order such items based upon daily consumption of the outlets and kitchens.

Lunch Box production is based on the estimate of next-day market demand provided by supermarkets and we distribute products on the next day.

Our Group Catering materials procurement is based on the estimated demand of the following day as provided by corporations, and we produce and distribute products on the next day.

Food Preparation

We have three central kitchens located at the Xiang’an Distribution Center, the Fanghu Distribution Center and Ningbo Beilun Dagang Industry Park Distribution Center.   All ingredients and products used in our food preparation are purchased by a central Purchasing Division before being processed according to standardized menus and processes. We maintain similar cooking processes in all central kitchens.  Each central kitchen is equipped with a restaurant.

We follow the Hazard Analysis Critical Control Points (“HACCP”) food safety management system which is a set of international food production safety systems and standards released by the UN Food Act Committee in June 1997, which stipulates rigid requirements on the reception, storage, processing, transport, hygiene and administration of wastes of all food products.  We believe that HACCP is one of the most strict accreditation systems among all systems that are currently applicable to food industries.  We have been qualified by initial examination and reexamination by the Expert Assessment Group from Beijing, and have been awarded the Certificate for Accreditation. We believe that we are the only food and beverage business in Fujian Province to have passed this food safety management system certification.

Marketing

We sell both catering and lunch box services to large institutions and supermarket chains through our in-house sales force.

Delivery

Our products are delivered or transported from their place of production to the points of sale by truck.  For our group catering service, our products are also delivered or transported from their place of production to the points of sale by truck.  Approximately 90% of our products are delivered on our own trucks and the remaining products are delivered by third party delivery services.  The cost of transportation is borne by us.

In our agricultural business, 100% of the products are delivered and paid for by a third party.

Agriculture

In our agriculture business, we generate revenue through: (i) purchasing and reselling agricultural products, or the trading business; and (ii) sales of produce and other agricultural products cultivated or produced by us to wholesalers and retailers, or the plantation business.  During 2009, revenues generated from our agriculture business consisted solely of commissions derived from our trading business.  In 2010, we generated revenues from both our trading and plantation businesses, which are further described below.

Trading business

In our trading business, we generate revenue through purchasing and reselling vegetables, fresh fruits and dry food.  We placed orders with our vendors for the products and then resell them to our customers.

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

Securing Farmland For Cultivation:  Land Circulation Agreements

In the PRC, private ownership of land is prohibited.  Certain farmers, however, hold rights from the PRC to cultivate certain farmland.  We lease from such farmers their rights to cultivate farmland through “land circulation” agreements, which has the practical effect of allowing us to secure farmland for cultivation.  We have leased approximately 1,246.49 acres of farmland in the aggregate, with leases expiring between December 31, 2018, and December 30, 2028, in connection with securing farmland for our plantation business. Our land circulation agreements are summarized below:

Name of Farmer/Lessor	Location of Property	Size of Property	Term of Lease
YAN MingShu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $8,088 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 1	Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $44,118 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 2	Zhuba Huaqiao Farm Area – Fenglishan	3.62 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $2,588 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 3	Zhuba Huaqiao Farm Area – Fenglishan	131.81 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment: $76,162 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $17,206 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment: $14,280 per year - Vegetables farmland
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $4,529 per year - Vegetables farmland
JIANG Tao	Yuzhong County Dingyuan Town Jiangjiaying Village	60.06 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $482,519 in 2009, $482,519 in 2012 and $643,359 in 2015. - Fruits farmland
JIANG YongHua	Yuzhong County Dingyuan Town Jiangjiaying Village	22.84 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $183,494 in 2009, $183,494 in 2012 and $244,659 in 2015. - Fruits farmland
The Villagers’ Committee of Tangqiu Village, Linfang Rural Area, Liancheng County	Tangqiu Village, Liancheng County	169.36 acres	- Contract period from July 30, 2010 to August 1, 2028. - Lease payment: $98,620 per year - Vegetables farmland
The Villagers’ Committee of Linqiu Village, Linfang Rural Area, Liancheng County	Linqiu Village, Liancheng County	391.10 acres	- Contract period from December 16, 2010 to December 15, 2028. - Lease payment: $227,636 per year - Vegetables farmland
The Villagers’ Committee of Shangzhai Village, Linfang Rural Area, Liancheng County	Shangzhai Village, Liancheng County	15.32 acres	- Contract period from October 8, 2010 to October 7, 2028. - Lease payment: $8,369 per year - Vegetables farmland
The Villagers’ Committee of Shangzhai Village, Linfang Rural Area, Liancheng County	Shangzhai Village, Liancheng County	42.17 acres	- Contract period from December 21, 2010 to December 20, 2028. - Lease payment: $24,547 per year - Vegetables farmland
The Villagers’ Committee of Tangqiu Village, Linfang Rural Area, Liancheng County	Tangqiu Village, Liancheng County	222.07 acres	- Contract period from December 24, 2010 to December 23, 2028. - Lease payment: $129,251 per year - Vegetables farmland
Liancheng County Linfang Rural Area Liuqiu Village, Fujian	Linqiu Village, Liancheng County	20.23 acres	- Contract period from December 31, 2010 to December 30, 2028. - Lease payment: $11,774 per year - Vegetables farmland
Liancheng County Linfang Rural Area Tangqiu Village, Fujian	Tangqiu Village, Liancheng County	20.88 acres	- Contract period from December 31, 2010 to December 30, 2028 - Lease payment: $12,156 per year - Vegetables farmland
The Villagers’ Committee of Tianxin Village, Wenheng Rural Area, Liancheng County	Tianxin Village, Liancheng County	24.71 acres	- Contract period from December 31, 2010 to December 30, 2028 - Lease payment: $14,383 per year - Vegetables farmland

The foregoing summary of our land circulation agreements are qualified by the land circulation agreements referenced as exhibits 10.4(a) to (q) to this Report on Form 10-K.

Subcontracting Agreements: Securing Farmers to Perform Cultivation

We have agreements with farmers (who may be the lessor of our land circulation agreements or third party farmers) to perform the cultivation of our farmland in accordance with our guidelines.  These agreements, or subcontracting agreements, generally provide as follows:

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

●
We agree to purchase all fruits and vegetables produced by the farmers in compliance with our specifications and quality standards. The purchase cost is determined by (i) direct materials costs incurred by the farmers including the seeds, fertilizers, pesticides, water and electricity at their invoiced value and (ii) the pre-agreed processing fee which is based on the time needed to grow the products.  We pay for all produce actually delivered at the date of delivery.

We structured our plantation business to include lease/leaseback arrangements in order to reduce risks associated with crop production such as higher than anticipated costs of production, poor or low volume crop production, natural disasters, disruptions in operation and environmental pollution.

We are parties to the following subcontracting agreements:

Name of Farmer/Lessee	Location of Property	Size of Property	Term of Lease
YAN Mingshu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from July 1, 2010 to June 30, 2011, subject to annual renewal option. - - This contract was renewed for a one-year period and is subject to automatic renewal.
Guo Yongyuan (Xiamen Sanxiushan Shucai Zhuanye Hezuoshe 1 and 2)	Zhuba Huaqiao Farm Area – Fenglishan and Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres and 3.62 acres	- Contract period from July 1, 2009 to June 30, 2010, subject to annual renewal option. - This contract was renewed for a one-year period and is subject to automatic renewal.
Guo Yongyuan (Xiamen Sanxiushan Shucai Zhuanye Hezuoshe 3)	Zhuba Huaqiao Farm Area – Fenglishan	131.81 acres	-Contract period from October 1, 2009 to September 30, 2010. - This contract was renewed for a one-year period and is subject to automatic renewal.
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018.
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	- Contract period from October 1, 2009 to September 30, 2010. - This contract was renewed for a one-year period and is subject to automatic renewal.
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from July 1, 2009 to June 30, 2010, subject to annual renewal option. - This contract was renewed for a one-year period and is subject to automatic renewal.

The foregoing summary of our subcontracting agreements are qualified by the subcontracting agreements referenced as exhibits 10.5(a) to (h) to this Report on Form 10-K.

In addition, the Company entered into verbal subcontracting agreements with certain individuals for the plantation of the farmland of approximately 185 acres in Liancheng County for the third quarter of 2010.

Sale of Produce

We resell our fresh produce acquired pursuant to the arrangements described above at the then prevailing market rates to owner/operators of wholesale markets, owner/operators that have retail sites at wholesale markets and distributors that deliver our products to these owner/operators.

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

Some of our cultivation land under the lease/leaseback arrangements described above grow agricultural products that are certified by the State Market Quality Inspection Bureau of China, or the Quality Inspection Bureau, as “pollution-free vegetables and the level above.”  ”Pollution free” vegetables refer to vegetables whose origin, production processes and product quality have been certified by the Quality Inspection Bureau to meet the “pollution free” standards set by the Quality Inspection Bureau.  “Pollution-free” vegetables must be cultivated in a planting base that does not exceed prescribed levels of atmospheric, water and soil contaminants.  The planting base is further subject to geographic restrictions relating to proximity to pollution sources such as factories, hospitals, residential areas, primary highways, soil rich in heavy metal, and areas where soil and water related endemic diseases are common.  No areas that have been used for garbage landfill, industrial and hospital waste and contaminated residues can be used as the land for “pollution free” vegetables.  No industrial and living waste water or other contaminated sources of water can be used for growing or washing “pollution free” vegetables.

All vegetables designated as “pollution free” must pass qualification checks by the government authorities noted above in the producing area or market and are accredited by the government departments charged with assigning pollution-free agricultural product labels.  The monitoring of pollution-free vegetables is under the technical direction of the government’s Agricultural Technology Department during the production process and is then sent into market after passing qualification checks by the government’s Quality Supervision Department. Inspection is carried out once every three years.  Only enterprises that have passed such certifying processes can have the pollution-free agricultural products logo printed on its packaging.  At present, only 494,200 acres of agricultural base in the Fujian Province and 966,659 acres of agricultural base in Gansu Province have passed the national certification for pollution-free agricultural base. Fruit planting base (i.e., Gansu) currently has not been certified as “pollution-free.”

In furtherance of our agricultural business, effective July 29, 2010, our operating subsidiary, Xinyixiang, signed a Supplier Agreement with Wal-Mart (China) Investment Co., Ltd., (“Wal-Mart China”), to sell certain of our products, on a purchase order basis, to Wal-Mart China for resale at Wal-Mart China’s retail locations.  The Supplier Agreement has an initial term of one year and automatically renews for consecutive one year periods unless terminated in writing within thirty days prior to the end of the applicable term or renewal term.  As of December 31, 2010, Xinyixiang has not supplied any products to Wal-Mart under the Supplier Agreement.  In addition, another operating subsidiary of us, Ningbo Yiqi, signed a Supplier Agreement with Wal-Mart China, effective January 8, 2010, and started to supply products to Wal-Mart China in February 2010.

Other Plantation Business

In the fourth quarter of 2008, we entered into a cooperation agreement with two PRC individuals, Mr. Li Daxiao and Mr. Li Guangfu, to purchase Fengjie navel oranges. These two PRC individuals are considered our major vendors in the trading of Fengjie navel oranges, and both have the rights to operate 32.94 acres of Fengjie navel orange orchard located at Santuo Village, Anping Township Village, Chongqing City, PRC with an annual production of 1,000,000kg.   The cooperation agreement term started on August 18, 2008 and ends on January 31, 2012.  For the year ended December 31, 2009 and December 31, 2010, the Company purchased $332,223 (2% of total purchase) and $906,422 (4% of total purchase) of Fengjie navel oranges from these two suppliers, respectively.

Markets and Marketing

We are in the process of negotiation with Chinese mainland business supervisors and relevant divisions of large retail companies, with the goal of being designated as suppliers and distributors of fresh vegetables and fruits, dried products and fruits, and roughly processed products (such as dried glazed fruits) to all their domestic stores.

Customers

In our fiscal year ended December 31, 2009, the following customers accounted for the following amounts and percentages of our total net revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Xiamen Da Feng Hang Trading Co. Ltd.	$1,351,711	12%
Mr. Li Daxiao	1,573,691	14%
Total	$2,925,402	26%

In our fiscal year ended December 31, 2010, the following customers accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Revenues(1)	Percentage of Total Net Revenues
CHEN YongDing	$10,071,759	31%
Wal-Mart (china) Investment Co., Ltd.	$6,258,945	20%
WEI ZhiLong	$4,581,335	14%
Total	$20,912,039	65%

We have entered into sales agreements with these customers.

The major products of the Company’s agricultural sector are pollution-free vegetables and fruits with regional characteristics, namely, fresh fruits and vegetables. Each planting base, each season, and each plant species is likely to be sold to different customers.

Suppliers

We do not have long-term supply contracts with our suppliers, but we generally have more than four-year relationships with most of our major suppliers.  In the past, we did not encounter any major difficulties in purchasing raw materials and we do not foresee any difficulty locating backup suppliers.

The Company makes purchase deposits to suppliers to secure their production of agricultural products. During the year ended December 31, 2010, the Company made advanced payments to five suppliers to purchase agricultural products. The Company advanced to suppliers an amount totaling $1,575,722 as of December 31, 2010, which included advances to one vendor - Ji Muping totaling $781,550, approximately 50% of the total balance.

Regulatory Environment

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China’s economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

We are subject to many general regulations governing business entities and their behavior in China. In particular, we are subject to laws and regulations covering food and agricultural products.  Such regulations typically deal with licensing, approvals and permits.  For example, quality of agricultural products is regulated by various national authorities on different stages. In the plantation stage, administrative power is vested in the Agricultural Law Enforcing Brigade under the Agriculture Bureau, while product inspection authority is vested in the Quality & Technical Supervision Administration, and non-pollution trademarks are inspected by the Industrial and Commercial Administration.

For catering/food distribution, a “Sanitation Permit” from Xiamen Huli District Health Bureau is required to obtain a Group Catering Service license from the Xiamen Food and Drug Supervision Bureau. Furthermore, Xiamen Food and Drug Supervision Bureau from time to time carries out safety inspections on food hygiene.

The Company has passed the HACCP standard certification.

Any change in regulations may affect the availability of our products in the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

Because we are a wholly foreign owned enterprise, we are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors.  Additionally, we are also subject to varying degrees of regulations and permitting by the Chinese government.

Compliance with Environmental Law

We comply with the Environmental Protection Law of China and its local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Our costs of compliance with applicable environmental laws are included in the total amount of the overall facilities, such as in our Group Catering business.  To achieve the required emission standard, the kitchen equipment must be equipped with the applicable gas, liquefaction, and similar equipment and apparatus.  All of this equipment is included as part of our fixed assets.

Penalties can be levied upon us if we fail to adhere to and maintain certain environmental and health standards.  Such failure has not occurred in the past, and we generally do not anticipate that it may occur in the future, but no assurance can be given in this regard.

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

Trademark of Xiamen Yikoule Catering Distribution Co., Ltd. in Xiamen.

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

Trademark of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) in Xiamen.

The above logo is used for edible mushrooms, fruits and vegetable cultivation; the acquisition, wholesale of agricultural products, agricultural and sideline products (excluding grain, cotton, sugar); sales of packaged goods; environmental production.

●	Trademark file number: 6788530 Category 29
●	Official Notice Date: June 24, 2008
●	Official Notice Number: ZC56788530SL
●	Who grants: State Administration Bureau for Industry and Commerce – Trademark Bureau

Both of these logos are used for our products that we sell.

Seasonality

The first quarter of each year during Spring Festival (Chinese New Year) is usually the off-season for our catering/food distribution business because most of our customers will have a holiday for one to two weeks at that time.

In our agricultural business, the first growing season is from February to May and the last growing season is from October to the following January.

Competition and Market Position

Competition within the food service industry in China is intense. We compete with both large scale and smaller scale private companies. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Service suppliers have a lower threshold to enter the industry, so a new enterprise only needs to meet requirements of approval and permits and it will be able to easily enter the market.  We believe in order to remain competitive in the market, the quality and type of services we provide are important to our success.

Our competitors mainly include international foreign food distribution service suppliers, such as Sodexo.  It is larger and more experienced than us in brand building and management experience, but it has only recently entered the market in Xiamen and lacks local market foundation. There are also many small-scale group catering companies in Xiamen, but because of their small scale and the lack of experience in catering to large enterprises,  it is difficult for them to compete with us for large enterprise clients.

In the past, food service suppliers focused on competition with respect to price and the type of service. We believe that food service suppliers currently focus on brand-building and service quality as the main competitive factors. We believe that competition is based upon brand, scale, service quality, food safety and the uniqueness and type of product and service of food service suppliers.

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

●	Passing validation by HACCP food safety management system in Fujian Province.
●	Our leading position in Xiamen’s catering and food delivery industry, with the largest central kitchen system in the city.
●	Establishing our brand reputation and credibility in the catering industry in Xiamen.
●	Our high-level managers having over 10 years of experience in food and beverage industry as well as other related areas, including accounting, sales and restaurant management.

Large state-owned enterprises, led by the PRC based COFCO Group, occupy the upper reaches of the agricultural products market, while trade distribution enterprises, led by public company China Green Group, occupy the middle and lower reaches of the market.  We are both smaller and newer than these competitors.

In the agricultural business, we compete based upon:

●	Growing vegetables locally.
●	Setting up booths in cities where the demand for fruits and vegetables is significant.
●	Negotiating agreements with vegetable wholesalers directly by bypassing middlemen and thus expanding our sales channels in an effort to increase our profit margins.
●	Providing seasonal types of vegetables that generally have a wider appeal to the market.
●	Integration with our catering/food distribution business that requires abundant supply of vegetables.

Research and Development

We have not incurred research and development expenses during the last two fiscal years.

Employees

We have approximately 255 full time employees as follows:

●	Operations – 204
●	Administrative – 7
●	Management – 24
●	Sales – 20

Our catering/food distribution segment employs 95 employees on a part-time basis.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Corporate Information

Our principal executive office is located at: 402 M, No. 16 Xinfeng 3rd Road, Xiamen City, The People’s Republic of China.  Our telephone number at that address is +86-136-6600-1113.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We may have difficulty managing the risk of doing business in the Chinese agriculture sector, which could reduce our revenues.

In general, the agriculture sector in China is affected by a series of natural, economic and social factors such as climate, market, technology regulation, and globalization, which makes risk management difficult. Agriculture in China faces similar risks as do other countries, however, these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the agriculture sector itself or sectors which provide critical inputs to agriculture such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

●	Food, feed, and energy demand including liquid fuels and crude oil.
●	Agricultural, financial stimulus, energy & renewable energy, and trade policies.
●	Input and output pricing due to market factors and regulatory policies.
●	Production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions.
●	Infrastructure conditions and policies.

We do not hold and do not intend to purchase insurance policies to protect revenue in case the above conditions cause a loss of revenue.

We may not be guaranteed of a continuance to receive the preferential tax treatment we currently enjoy under PRC law, and dividends paid to us from our operations in China may become subject to income tax under PRC law which could reduce our net profit.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location.  The Company generated substantially all of its net income from its PRC operation through Yikoule, Xinyixiang, Ningbo Yiji, Longyan Yiji, and Yixinrong, our operating subsidiaries and VIEs in the PRC.  Yikoule and Xinyixiang are subject to the Corporate Income Tax governed by the Income Tax Law of the PRC at a unified income tax rate of 25% and are entitled to a tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

Yixinrong is registered as sole-proprietors and required to pay the PRC income tax at a predetermined tax rate at 1.2% on turnover during the year. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of the local government, and is subject to annual review and renewal.

Yixinrong, as a sole-proprietorship, was eligible for the predetermined tax basis and they complied with the following rules and regulations issued by the State Administration of Taxation of the PRC:

a)	Law of the People’s Republic of China on the Administration of Tax Collection;
b)	Rules for the Implementation of the Law of the People’s Republic of China on the Administration of Tax Collection;
c)	Individual Industrial and Commercial Tax Charge Fixed Management Approach;
d)	Individual industrial and commercial tax levy fixed in accordance with approval.

Given the tax holiday which includes a preferential tax rate for entities operating in special economic zones, our applicable tax rate is progressively increased to 25% over a period of 5 years, which will reduce our profits.  Further, should the laws and regulations of the PRC change, we could face further tax increases, which would also reduce our net profit.

Our catering/food distribution operations are susceptible to adverse trends and economic conditions internationally, in China and in the locations where we operate.

Due to the international financial turmoil commencing in late 2008, we substantially reduced our catering/food distribution business and scaled down our lunch box business during the first half of 2009.  Many Chinese factories ceased production and business was intermittent and unstable.  We had concerns regarding the collection of our receivables for our catering and food distribution business in this area.  We have recently expanded our catering/food operations in new cities in China.  As a result, our catering/food distribution operations are susceptible to adverse trends and economic conditions in those cities.  In addition, given our current geographic concentration in Xiamen City and Ningbo, as well as planned expansion into Shanghai and Suzhou, negative publicity regarding any restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

Changes in public health concerns may impact our catering/food distribution operation’s performance.

Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu or H1N1 virus occur in China, consumer preferences or consumer demand may be negatively impacted, resulting in a decline in demand for our products and services.

An increase in the cost of food products could adversely affect our operating results.

If the cost of products we use in food preparation increases, cost of sales will increase and operating income could decrease.  Any material increase in the cost of these products could adversely affect operating results. Cost of sales could be significantly affected by increases in the cost of these products, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for these products.

An unanticipated decrease in the market price of fresh produce products traded or cultivated by us could adversely affect our operating results.

The success of our agriculture trading business segment depends in part upon our ability to maintain our sales prices at a profitable level.  To the extent that the vendors represented by us are unwilling to absorb the effects of a decrease in the market price of their fresh produce products, we may be forced to decrease our sales prices to our customers to remain competitive in the market.  Any decrease in our sales prices which is not offset by increases in sales volume may adversely affect our operating results and financial condition.

The success of our agriculture plantation business segments depends in part upon our ability to acquire our fresh produce products at a discount to future sales prices.  We are parties to sub-contracting agreements which obligate us to purchase fresh produce products at a negotiated contract price, such products to be resold at a future date.  Prevailing market prices at the time of sale may be impacted by the supply and quality of produce available at the time of sale, which are affected by environmental conditions, natural disasters, the ability of competitors to bring their products to market, the sales price offered by competitors and the Chinese regulatory environment.  There is no assurance that we will be able to successfully forecast the market demand or the market price of our products at the time of sale.  If we are unable to resell our fresh produce products at prices exceeding our acquisition price, our operating results and financial condition may be adversely affected.

Government regulations concerning catering/food distribution and agricultural operations may harm operations.

The catering/food distribution industry is subject to numerous central government and local governmental regulations in China, including those relating to the preparation and sale of food, sanitation, public health, fire codes, zoning and building requirements. The agricultural industry is subject to similar regulations.  Failure to comply with any of these regulations could adversely affect our operations.

Our catering/food distribution operations may not achieve market acceptance in the new geographic regions we enter.

Our expansion plans depend upon opening catering/food distribution operations in new markets where we have little or no operating experience. We may not be successful in operating catering/food distribution operations in new markets on a profitable basis. The success of these new catering/food distribution operations will be affected by different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as the ability to generate market awareness of our brand. Sales at catering/food distribution operations opening in new markets may take longer to reach average annual catering/food distribution operations sales, if at all, thereby affecting their and our profitability.

Implementing our expansion strategy may strain our resources.

Our expansion strategy may strain our management, financial and other resources. We must also continue to enhance our operational, financial and management systems. We may not be able to effectively manage these or other aspects of our expansion.  If we fail to do so, our business, financial condition, operating results and cash flows could suffer.  As a result, our quarterly and annual operating results dependent upon catering/food distribution operations may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Because our competitors in the catering/food distribution and agricultural businesses have greater financial and marketing resources than we do, we may experience a reduction in market share and revenues.

The markets for our catering/food distribution and agricultural products and services are highly competitive and rapidly changing.  Some of our current and prospective competitors have significantly greater financial, technical and marketing resources than we do.  Our ability to compete in our markets depends on a number of factors, some within and others outside our control.  These factors include: the selling prices of our products and of our competitors’ products, the performance of our products and of our competitors’ products, product distribution by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support and services offered by us and by our competitors.

RISKS RELATED TO MANAGEMENT AND PERSONNEL

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, including Ms. Xu Yizhen, President and CEO and Mr. Li Xu, CFO. If we were to lose Ms. Xu Yizhen or Mr. Li Xu, or if Ms. Xu Yizhen or Mr. Li Xu fail to perform in their respective current positions, or if we are not able to attract and retain skilled employees as needed, our business could suffer. We have no key person insurance on these, or any, members of management.  Although we have certain compensation arrangements with management, we have no employment agreements with any management personnel.  Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has limited experience in ensuring compliance with the regulatory requirements to which a public company is subject and, as a result, our costs of regulatory compliance may be greater than anticipated.

As a public company, we are subject to numerous U.S. regulatory requirements, including the Sarbanes-Oxley Act of 2002 and regulations promulgated by the SEC, and the requirements of the Over the Counter Bulletin Board.  Our management team has limited experience with operating as a public company and ensuring compliance with applicable regulations.  We will be required to retain additional personnel and engage legal, accounting, investor relations and other professional assistance to ensure timely continued compliance with such regulatory requirements, including the internal controls assessment, reporting and auditor attestation, as applicable, required under Section 404 of the Sarbanes-Oxley Act of 2002.  Our failure to comply with reporting requirements and other provisions of securities laws could adversely affect the price of our securities, results of operations, cash flow and financial condition.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under applicable SEC rules, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire Board of Directors, of which only one member is independent, to perform these functions.

We do not have a standing audit or compensation committee.  These functions are performed by the Board of Directors as a whole.  Other than Mr. Xie Yuanda, no members of the Board of Directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Certain of our stockholders hold a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our officers, directors and majority shareholders are the beneficial owners of approximately 45% of our outstanding voting securities.  As a result, they possess significant influence and can elect a majority of our Board of Directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

RISKS RELATED TO OUR OPERATIONS IN CHINA

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents, if applied to us, may subject our PRC resident shareholders to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the State Administration on Foreign Exchange (“SAFE”) issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of overseas equity financing involving onshore assets or equity interests held by them.  In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may he prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. After the SAFE notice, an implementation rule on the SAFE notice was issued on May 29, 2007 which provides for implementation guidance and supplements the procedures as provided in the SAFE notice.

Due to lack of official interpretation of SAFE notice and implementation rules, some of the terms and provisions in the SAFE notice remain unclear and implementation by central SAFE and local SAFE branches of the SAFE notice has been inconsistent since its adoption.  Based on the advice of our PRC counsel, Global Law Office, and after consultation with relevant SAFE officials, we believe our PRC resident shareholders were required to complete their respective SAFE registrations pursuant to the SAFE notice.  Moreover, because of uncertainty over how the SAFE notice and its implementation rules will be interpreted and implemented, and how or whether the SAFE notice and implementation rules will apply to us, we cannot predict how it will affect our business operations or future strategies. For example our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. In addition, such PRC residents may not always complete the necessary registration procedures required by the SAFE notice.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with the SAFE notice, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

General economic conditions in China could reduce our revenues.

General economic conditions in China have an impact on our business and financial results. The global economy in general, and in China specifically, remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak economic conditions and/or softness in the consumer or business channels could result in lower demand for our products, resulting in lower sales, earnings and cash flows.

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

●	Level of government involvement in the economy;
●	Control of foreign exchange;
●	Methods of allocating resources;
●	Balance of payments position;
●	International trade restrictions; and
●	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in many ways.  For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance traditions and a lack of flexible currency exchange policy continue to persist.  As a result of these differences, the business of our suppliers could be adversely affected.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits, such as requisite business licenses.  In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we and our suppliers must conduct their business activities.

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.  Any divestiture could reduce our assets or revenues and thus reduce the value of our stock.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Currently, RMB is stronger than U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

In the event that the U.S. dollar appreciates against RMB, our costs will increase. If we cannot pass the resulting cost increase on to our customers, our profitability and operating results will suffer. In addition, given sales to international customers, we are subject to the risk of foreign currency depreciation.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We have no direct business operations other than our ownership of our subsidiaries. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary.  In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China, which could reduce our ability to compete and our revenues.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be materially and negatively affected and our revenues could be reduced.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

All of our assets are located outside the United States and all of our current operations are conducted in China.  Moreover, all of our directors and officers are nationals or residents of China.  All or a substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for our stockholders to effect service of process within the United States upon these persons.  In  addition,  there is  uncertainty  as to whether the courts of China would recognize or enforce  judgments of U.S. courts obtained against us or such officers and/or directors  predicated upon the civil liability  provisions  of the  securities  law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons  predicated  upon the securities laws of the United States or any state thereof.  Further, China’s treaties do not provide for reciprocal recognition and enforcement of judgments of U.S. courts.

RISKS RELATED TO THE MARKET FOR OUR STOCK

There is no active public trading market for shares of our common stock and, together with state Blue Sky laws, our security holders may experience difficulty in reselling their securities.

There is currently no active public trading market for shares of our common stock.  Our common stock has been approved for quotation by the OCTBB under the symbol “GHNA.OB,” however, there is no assurance that an active public market of our securities will develop or be sustained.  The development and sustainability of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock.  Investments in securities trading on the OTCBB are generally less liquid than investments in securities trading on a national securities exchange.  The failure of our shares to be approved for trading on a national securities exchange may limit the trading activity of our common stock and adversely impact the liquidity of an investment in our common stock.

Holders of our shares of common stock and persons who desire to purchase them in any trading market that may develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, even though our securities are available for trading on the OTCBB, investors should consider any secondary market for the Company’s securities to be a limited one.  We may seek coverage and publication of information regarding the company in an accepted publication which permits a “manual exemption.”  This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.  The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.  Most of the accepted manuals are those published in Standard and Poor’s, Moody’s (Mergent’s) Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals.  A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals.  The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, New York, Pennsylvania, Tennessee and Virginia.  There is no assurance that obtaining a manual exemption will significantly increase the ability of our stockholders to resell their securities.

Sales of shares issued in recent placements may cause the market price of our shares to decline.

On August 31, 2010, we entered into a securities purchase agreement with investors to issue and sell 2,600,000 shares of Series A 10% Convertible Preferred Stock and warrants to purchase an aggregate of 2,600,000 shares of our common stock. The Series A Preferred Stock is convertible into shares of our common stock based on a one to one conversion ratio, at an initial conversion price of $0.50 per share, subject to adjustment.  Dividends on Series A Preferred Stock are payable in cash or shares of our common stock at our option.  In connection with the issuance of the Series A Preferred Stock and Warrants, we agreed to register 8,216,000 of our common shares with the SEC for resale.  This amount of common shares represents approximately 1/5th of our issued and outstanding shares of common stock.  Upon the issuance of any common shares pursuant to the conversion of the Series A Preferred Stock, dividend thereon, or exercise of Warrants, the common shares may be freely sold in the open market. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our base of 257.66 acres located in Zhuba farm, Xiang’an District, Xiamen City is used for planting and cultivation of vegetables and planting basis for improved seeds.  We have also leased an additional 82.9 acres of farmland in Yuzhong County, Gansu Province. We entered into sub-contract agreements with the existing farmers of the farmland to grow a variety of fruits in our leased farmlands which we re-sell at wholesale market prices to the wholesalers or retailers.  In 2010, we further leased 905.93 acres of farmland in Liancheng County, Fujian Province for planting and cultivation of vegetables.

In China, land use rights are the rights for natural persons, legal persons or other organizations to use land use rights for a fixed period of time.  We lease from farmers who hold rights to cultivate farmland through “land circulation” agreements, which has the practical effect of allowing us to secure farmland for cultivation.  A summary of our land circulation agreements is set forth below.

Name of Farmer/Lessor	Location of Property	Size of Property	Term of Lease
Zhuba farm area, Fujian Province
YAN MingShu	Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi	16.47 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $8,088 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 1	Zhuba Huaqiao Farm Area – Fenglishan	49.42 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $44,118 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 2	Zhuba Huaqiao Farm Area – Fenglishan	3.62 acres	- Contract period from January 1, 2009 to December 30, 2018. - Lease payment: $2,588 per year - Vegetables farmland
Xiamen Sanxiushan Shucai Zhuanye Hezuoshe - 3	Zhuba Huaqiao Farm Area – Fenglishan	131.81 acres	- Contract period from July 1, 2009 to June 30, 2019. - Lease payment: $76,162 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	25.7 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $17,206 per year - Vegetables farmland
LI DeLi	Tong’an Zhuba Farm Area – Daibakou Dui	21.42 acres	-Contract period from July 1, 2009 to June 30, 2019. -Lease payment: $14,280 per year -Vegetables farmland
LIU JieYue	Tong’an Zhuba Farm Area – Liucuo Dui	9.22 acres	- Contract period from January 1, 2009 to December 31, 2018. - Lease payment: $4,529 per year - Vegetables farmland
Yuzhong County, Gansu Province
JIANG Tao	Yuzhong County Dingyuan Town Jiangjiaying Village	60.06 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $482,519 in 2009, $482,519 in 2012 and $643,359 in 2015. - Fruits farmland
JIANG YongHua	Yuzhong County Dingyuan Town Jiangjiaying Village	22.84 acres	- Contract period from October 1, 2009 to September 30, 2019. - Lease payment in 3 installments: $183,494 in 2009, $183,494 in 2012 and $244,659 in 2015. - Fruits farmland
Liancheng County, Fujian Province
Liancheng County Linfang Rural Area Tangqiu Village Hongmenduan, Fujia	Tangqiu Village, Liancheng County	169.36 acres	- Contract period from July 30, 2010 to August 1, 2028. - Lease payment: $98,620 per year - Vegetables farmland
Liancheng County Linfang Rural Area Linqiu Village Miaozaiqian and Shizhai, Fujian	Linqiu Village, Liancheng County	391.10 acres	- Contract period from December 16, 2010 to December 15, 2028. - Lease payment: $227,636 per year - Vegetables farmland
Liancheng County Linfang Rural Area Shangzhai Village Luozhaipian and Shangkengting, Fujian	Shangzhai Village, Liancheng County	15.32 acres	- Contract period from October 8, 2010 to October 7, 2028. - Lease payment: $8,369 per year - Vegetables farmland
Liancheng County Linfang Rural Area Shangzhai Village Luozhaipian and Shangkengting, Fujian	Shangzhai Village, Liancheng County	42.17 acres	- Contract period from December 21, 2010 to December 20, 2028. - Lease payment: $24,547 per year - Vegetables farmland
Liancheng County Linfang Rural Area Tangqiu Village Gongxiashan and Changtianlong , Fujian	Tangqiu Village, Liancheng County	222.07 acres	- Contract period from December 24, 2010 to December 23, 2028. - Lease payment: $129,251 per year - Vegetables farmland
Liancheng County Linfang Rural Area Linqiu Village, Fujian	Linqiu Village, Liancheng County	20.23 acres	- Contract period from December 31, 2010 to December 30, 2028. - Lease payment: $11,774 per year - Vegetables farmland
Liancheng County Linfang Rural Area Tangqiu Village, Fujian	Tangqiu Village, Liancheng County	20.88 acres	- Contract period from December 31, 2010 to December 30, 2028 - Lease payment: $12,156 per year - Vegetables farmland
Liancheng County Wenheng Rural Area Tianxin Village Datian Natural Village, Fujian	Tianxin Village, Liancheng County	24.71 acres	- Contract period from December 31, 2010 to December 30, 2028 - Lease payment: $14,383 per year - Vegetables farmland

We have made payments in full in one lump sum for our properties located in the Zhuba Farm Area in Fujian province as of the date of this report.  The payments for the other properties are made by installments and all the payments are current as of the date of this report.

We also are parties to a cooperative agreement, or the Yikoule Fruits and Vegetables Contract, whereby we are entitled to purchase navel oranges cultivated on 32.94 acres of farmland located in Chongqing City.  Under the terms of the agreement, we have the right to purchase all or any portion of the navel oranges cultivated on the land at the then prevailing wholesale prices on a purchase order basis.  This agreement expires on January 31, 2012.  For the year ended December 31, 2009 and December 31, 2010, the Company purchased $332,223 (2% of total purchase) and $906,422 (4% of total purchase) of Fengjie navel oranges from these two suppliers, respectively.

Rental Properties

A summary of our rental properties is provided below:

Use	Address	Area	Renting clause	Landlord

Xiang’an distribution center	No.18, Xianghong Road, Torch(Xiang’an) Industrial Development zone, Xiamen	33,032 sq ft.	July 1, 2006-August 31, 2011, $7,556.22 per month rent paid to Xiamen Huoju Hi-Tech Industrial Development District Service Center	Contract with the government so there is no land certificate.

Linhou Processing Center	No.152 Linhou, Andou Street, Fanghu Village, Heshan Town, Huli District, Xiamen	2,691 sq ft	August 11, 2009 – August 10, 2012, $439.20 per month, and $15811.20 for three years, rent paid to Su Wende (an individual landlord).	Private property. There is no certificate of property right.

Offices of Yikoule	Room 402M, No.16 3rd Xinfeng Road, Xiamen Torch High-tech Industrial Development Zone	2,720 sq ft	May 15, 2009 - May 14, 2012, $1,257.72 per month for the 1st year with an annual increase of 5% for the following years.	Xiamen Rihua Investment Co., Ltd.

Offices of XINYIXIANG (1)	Room 402I, No.16 3rd Xinfeng Road, Xiamen Torch High-tech Industrial Development Zone	1,469 sq ft	May 15, 2009 - May 14, 2012, $838.87 per month for the 1st year with an annual increase of 5% for the following years.	Xiamen Rihua Investment Co., Ltd.

Restaurant of Xiangyu Group	Yinsheng Building of Xiamen Bonded Area	2,691 sq ft	July 1, 2010-June 30, 2011; deposit $4571; no other fees.	Business contract. There is no lease.

Restaurant of Qidian (Xiamen) commercial Co., Ltd	Jiangtou Road west	——	July 10, 2008-present	Meal delivery. There is no lease.

Restaurant of Heng’an Group	Heng’an industrial park in An Haipu, Jinjiang	1,614 sq ft.	January 1, 2011-December 31, 2011.	Business contract. There is no lease.

Restaurant of Innovation Center	Xuanye building in Xiamen Torch High-tech Industrial Development Zone	3,229 sq ft	November 1, 2010-October 31, 2011.	Business contract. There is no lease.

Restaurant of Joeone (China) Co., Ltd.	Joeone Industrial Park, Qingmeng Economic & Technological Development Zone, Quanzhou, Fujian	——	February 01, 2009 – February 01, 2011; renewed until February 01, 2012	Business contract. There is no lease.

Restaurant of Innovation Center	East side Xuanye building in Xiamen Torch High-tech Industrial Development Zone	2,745 sq ft	November 01, 2010 – October 31, 2011	Business contract. There is no lease.

Ningbo Yiji Supply Chains Management Co., Ltd.	No.599 West Hengshan Road, Dagang Industrial Town, Ningbo	30,666 sq ft	October 01, 2009 – September 30, 2012.	Ningbo Economic & Technological Development Zone Dagang Development Co., Ltd.
Restaurant of CoActive (Xiamen) Electronics Co., Ltd.	No. 37 Huli Avenue, Xiamen	——	November 1, 2010-April 30, 2011.	Business contract. There is no lease.

Restaurant of WuTong Passenger Ferry Terminal	No.2500 East Huandao Road, Xiamen	——	March 1, 2010-February 28, 2011.	Business contract. There is no lease.

Restaurant of Epoch Chemtronics	3-5F, No.20, Xiangming Road, Xiamen Torch (Xiang'an) High-Tech Zone	——	March 1, 2011-May 31, 2011.	Business contract. There is no lease.

Restaurant of Heng'an (China) Health Supplies Co., Ltd.	Wuli Industrial Zone in Jinjiang	——	January 1, 2011-March 31, 2011.	Business contract. There is no lease.

Restaurant of Zhangzhou XYM Furniture Product Co., Ltd.	Longchi Development Zone, Zhangzhou	——	December 9, 2010-December 9, 2013.	Business contract. There is no lease.

(1) The rental of the premises was terminated in October 2010.

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

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock has been listed on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by the Financial Industry Regulatory Authority under the Symbol “GHNA,” since June 3, 2010.  Prior to that time, there was no public market for our common stock.  The table below lists the high and low closing prices per share of our common stock since our stock was first traded, as quoted on the OTCBB.

Fiscal 2010	High	Low
First Quarter	$-	$-
Second Quarter	$0.75	$0.75
Third Quarter	$0.84	$0.83
Fourth Quarter	$0.67	$0.60

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Approximate Number of Holders of Common Stock

As of March 17, 2011, there were 58 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”

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

We paid no dividends to the holders of our common stock during fiscal year ended December 31, 2010, nor do we anticipate paying any dividends in the foreseeable future.

Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding pursuant to an equity compensation plan.

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

The following equity compensation table summarizes the foregoing:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	-	1,200,000
Total	-	$-	1,200,000

Description of the Incentive Plan

A summary of the principal features of the Plan is provided below, but is qualified in its entirety by reference to the full text of the Plan which is referenced as Exhibit 4.2 to this Annual Report on Form 10-K.

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

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On December 31, 2010, a holder of Series A 10% Convertible Preferred Stock exercised its conversion rights with respect to 100,000 shares of Series A 10% Convertible Preferred Stock and received shares of Company common stock.  Such Series A 10% Convertible Preferred Stock shares were originally acquired pursuant to an exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended, and corresponding provisions of state securities laws.  Conversion of the Series A 10% Convertible Preferred Stock occurred at a rate of 1 share of common stock for each share of Series A 10% Convertible Preferred Stock.  Accordingly, 100,000 shares of Company common stock were issued to said holder. The conversion was exempt from registration requirements pursuant to Section 3(a)(9) of Securities Act since no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2010 and 2009.  The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We generate revenues from two sources:

●	Catering/Food Distribution business
●	Agricultural business

In our Catering/Food Distribution business, we cook and supply traditional Chinese meals. We use fresh ingredients and if possible natural products certified under Chinese law as pollution-free materials. We sell semi-cooked meals (catering services) to factories, operate restaurants (restaurant sales) and frozen lunch boxes to convenience stores and supermarkets. Our target market for catering services and restaurant sales is mainly factory workers, white-collar workers, as well as the staff and customers in department stores, shopping malls and, for frozen lunch boxes, supermarkets.  Due to the economic downturn that started in late 2008 and because of concerns about the financial ability of our customers to make timely payments, we substantially reduced our catering/food distribution business.  Commencing the third quarter of 2009, we have begun to ramp up these businesses again, and now serve approximately 35 factory locations including the marketing of lunch boxes to supermarket chains.

We have two lines of operation in our agricultural business:

●
Agricultural Trading – We traded agricultural products as an agent from other companies or agricultural producers for resale in 2009.  Beginning in 2010, we no longer act as agents and all revenue during fiscal year 2010 is reported as gross revenue.

●
Agricultural Plantation – Since 2009, we lease land use rights and sub-contract the cultivation right to the existing farmers of the leased farmland to grow agricultural products in accordance with our specification and re-sell the agricultural products.  We anticipate that we will also use some of these products as a minor amount of raw materials in our catering/food distribution business.

We have expanded our catering/food distribution business to the city of Ningbo in 2010.

As of December 31, 2010, our catering/food distribution operations are located in Quanzhou, Ningbo City and Xiamen City, China. During the third quarter of 2009, we leased the factory in Ningbo and carried out factory renovations and equipment investments.  The factory is fully operational.

We also anticipate an increase in our agricultural products given the Chinese government’s current preferential national policy towards the agricultural industry is currently at a low level of development.  We plan to expand sales to Shanghai and Suzhou regions in the future.

Series A Preferred Stock and Warrant Financing

As previously disclosed on a Current Report on Form 8-K filed with the SEC on Sept. 1, 2010, on August 31, 2010, the Company entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company issued and sold 2,600,000 of its newly designated Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 2,600,000 shares of the Company’s common stock for an aggregate purchase price of $1,300,000.  National Securities Corporation acted as the sole placement agent on the private placement, and received warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 416,000 shares of the Company’s common stock at an exercise price of $0.75, in addition to a cash fee.

As further consideration for the transaction, the Company, along with the Investors, entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with an insider of the Company who placed an aggregate of 2,600,000 shares of the Company’s common stock into escrow (the “Escrow Shares”), to be distributed if certain financial milestones of the Company are not met.  Pursuant to the terms of the Make Good Escrow Agreement, if the Company’s EBIT for the fiscal year ended December 31, 2010 as reported in the Company’s 2010 Annual Report (the “2010 Actual EBIT”) was less than $7,000,000 (the “2010 Guaranteed EBIT”), then Investors would be entitled to receive on a “pro rata” basis (determined by dividing each Investor’s investment amount by the aggregate of all investment amounts delivered to the Company by the Investors under the Purchase Agreement) for no additional consideration, some or all of the Escrow Shares determined as follows:

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

Accordingly, pursuant to the Make Good Escrow Agreement and the 2010 Actual EBIT amount exceeding $7,000,000, none of the Escrow Shares will be released to the Investors.

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

Critical Accounting Policies and Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

Basis of presentation

The preparation of our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of our consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the reporting years.  Actual results may differ from these estimates.

Impairment of Long-Lived Assets

We periodically review long-lived assets, including plant and equipment and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate.  If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Revenue Recognition

In accordance with the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

(a) Product Sales

(i) Trading of agricultural products

The Company generates revenue from the distribution and re-sale of agricultural products such as fruits, vegetables and dry food products in the PRC.  The Company has adopted ASC Topic 605-45, “Principal Agent Considerations” (“ASC Topic 605-45”) whereby the Company evaluates transactions on a case by case basis to determine whether the transaction should be recorded on a gross basis as a principal or net basis as an agent. This evaluation includes, but is not limited to, assessing whether (1) the Company or third-party supplier is a primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing pricing, (4) has discretion in supplier selection, (5) can physically change the product, (6) has credit risk and (7) acts as an agent or broker with compensation on a commission or fixed fee basis.

Gross basis as a principal

In any instance, the Company assumes the position of primary obligor and thus will recognize revenue on the gross amount billed to the customers when persuasive evidence of an arrangement exists, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. Under the gross basis accounting, the related cost of revenue will be separately recorded, which primarily consists of seeds, fertilizers, pesticides, purchase costs of agricultural products for re-sale, subcontracting fee, amortization of land use rights and other operating costs directly attributable to the trading business.

For the year ended December 31, 2010, the Company acted as a principal and recognized its revenue generated from trading of agricultural products on a gross amount billed to the customers net of value-added tax (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 13% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

Net basis as an agent

Based on its assessment of the indicators listed in the ASC Topic 605-45, the Company has concluded that the existing trading business should be accounted for on a net basis. Accordingly, revenue is recognized when services are performed and recorded, net of the purchase costs paid to the suppliers, as the Company is not the primary obligor assuming no risk and rewards of ownership of the agricultural products, the percentage earned is typically fixed and does not bear general inventory and credit risk.

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

(ii) Restaurant sales

The Company operates restaurants to provide the meal service in the industrial zone. Revenue from restaurant sales is recognized when food and beverage products are sold to the customers, net of business taxes.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

Results of Operations

Comparison of the year ended December 31, 2010 and the year ended December 31, 2009

The following table compares the revenues for the year ended December 31, 2010 to the year ended December 31, 2009.

	December 31,
	2010	2009		Percentage
	Revenue	Revenue	Change	Change
Product sales	$24,356,270	$117,966	$24,238,304	20,546.8%
Product net sales	-	4,096,625	(4,096,625)	(100.0)%
Catering service and restaurant sales	7,648,628	6,749,663	898,965	13.3%
	$32,004,898	$10,964,254	$21,040,644	191.9%

Product Sales:  We generated revenue from product sales of $24,356,270 for the year ended December 31, 2010 compared to revenue from product sales of $117,966 for the year ended December 31, 2009, an increase of 20,546.8%.  Our agricultural product sales increased as we have leased and improved additional agricultural farmlands for our agricultural plantation business and increased our selling efforts directly to supermarkets as well as to wholesale customers or enterprise customers in economically developed cities.  For the year ended December 31, 2010, we assumed the position of primary obligor and recognized revenue on a gross amount billed to the customers when the persuasive evidence of an arrangement existed, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. On the other hand, we recorded revenue on a net basis and classified as product net sales for the year ended December 31, 2009.

Product net sales: We generated revenue from product net sales of $0 for the year ended December 31, 2010, a decrease of $4,096,625 or 100% compared to $4,096,625 for the year ended December 31, 2009.  For the year ended December 31, 2009, we recorded the revenue net of procurement costs paid to the suppliers for the agricultural trading as these revenues were recognized on a net basis in accordance with ASC Topic 605-45-45, “Overall Consideration of Reporting Revenue Gross As A Principal Versus Net As An Agent” because we performed as an agent without assuming the risk and rewards of ownership of the distribution and sale of agricultural products.  All costs associated with the delivery of product are not borne by us.  On the other hand, we recorded revenue on a gross basis as we assumed the position of primary obligor and classified as product sales for the year ended December 31, 2010.

Catering service and restaurant sales:  We generated revenue from catering service and restaurant sales of $7,648,628 for the year ended December 31, 2010, a increase of $898,965 or 13.3% compared to $6,749,663 for the year ended December 31, 2009.  The increase in revenue for the year ended December 31, 2010 is primarily attributable to the increase in sales from the establishment of the Ningbo kitchen and the continued increase in sales in Quanzhou and Xiamen cities.

The following table compares the costs of revenues for the year ended December 31, 2010 to the year ended December 31, 2009.

	December 31,
	2010		2009
	Cost of Revenue	% of Revenue	Cost of Revenue	% of Revenue
Product sales	$18,315,983	75.2%	$138,422	3.3%
Catering service and restaurant sales	5,644,789	73.8%	4,745,567	70.3%
	$23,960,772	74.9%	$4,883,989	44.5%

The cost of sales as a percentage of revenue increased to 74.9% for the year ended December 31, 2010 compared to 44.5% for the year ended December 31, 2009.  The increase is primarily attributable to the change in our method of revenue recognition, in which we now recognize revenue on a gross basis.

Sales and marketing: We incurred sales and marketing expenses of $162,389 and $169,292 for the years ended December 31, 2010 and 2009, respectively.  The sales and marketing expense of $162,389 for 2010 represents 0.5% of revenue and the $169,292 sales and marketing expenses for 2009 represents 1.5% of revenue.  The change was minimal.

General and administrative:  General and administrative expenses were $885,125 and $943,112 for the years ended December 31, 2010 and 2009, respectively, for a decrease of $57,987 or 6.1%.  The decrease is primary attributable to the decrease of $30,000 in audit fee from $135,000 in 2009 to $105,000 in 2010 and salaries and bonus of approximately $247,000, from approximately $584,000 in 2009 to approximately $337,000 in 2010 and offset by an increase of $182,000 in other expenses including entertainment, motor vehicle expense and other taxes in an aggregated amount of approximately $120,000 in 2009 to $302,000 in 2010.

Dividends on preferred stock:  We recorded dividends on preferred stock of $43,333 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009.  The dividends were a result of our issuance of 2,600,000 shares of Series A 10% Convertible Preferred Stock on August 31, 2010.

The following table is a breakdown of our general and administrative expenses for the year ended December 31, 2010 compared to December 31, 2009 on a segment basis.

	December 31, 2010			December 31, 2009
		Catering/Food			Catering/Food
	Agricultural	Distribution		Agricultural	Distribution
	Business	Business	Total	Business	Business	Total
Salaries and bonus	$44,304	$292,822	$337,126	$-	$584,409	$584,409
Social insurance	-	20,587	20,587	-	16,445	16,445
Depreciation	10,392	38,611	49,003	-	38,652	38,562
Water & electricity	-	13,406	13,406	-	25,198	25,198
Legal & professional fee	516	57,298	57,814	-	22,890	22,890
Audit fee	-	105,000	105,000	-	135,000	135,000
Other	60,604	241,585	302,189	15,436	105,082	120,518
Total	$115,816	$769,309	$885,125	$15,436	$927,676	$943,112

Income tax expense:  We recorded income tax expense of $563,422 (8% of income before taxes) for the year ended December 31, 2010 compared to $26,877 (0.5% of income before taxes) for the year ended December 31, 2009.  The increase in income tax expense is primarily due to two factors:  1) the majority of the income was contributed from Ningbo Yiqi whose statutory rate is 25% and 2) the change in tax rates due to tax holiday rates gradually increasing over 5 years.

The Company substantially generated its net income from its PRC operation through Yikoule, Xinyixiang, Ningbo Yiqi, Yiji (Longyan), and Yixinrong, the operating subsidiaries and VIE in the PRC. Yikoule and Xinyixiang are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

Yixinrong is registered as a sole-proprietor and required to pay the PRC income tax on a pre-determined tax amount basis.  The pre-determined tax amount is agreed and pre-determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal.  Yixinrong’s pre-determined amount for income tax is RMB 72 ($10.60) per month.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $3,988,378, which consisted primarily of cash and cash equivalents, accounts receivable and purchase deposits of $2,839,395, $1,554,638 and $1,575,722, respectively, offset primarily by short term bank borrowings and accrued liabilities and other payable of $1,482,198 and $984,893, respectively.

We had net cash provided by operating activities of $4,054,470 for the year ended December 31, 2010, which consisted primarily of net income of $6,479,442, an increase in accrued liabilities and other payable of $467,174, offset primarily by an increase in accounts receivable of $1,257,791 and payment for land use right of $1,412,232.  During the year ended December 31, 2009, net cash provided by operating activities was $4,798,629. The primary reason for the change in net cash provided by operating activities was an increase in net income from $4,941,079 for the year ended December 31, 2009 to $6,479,442 for the year ended December 31, 2010.

For the year ended December 31, 2010, we had net cash used in investing activities of $4,922,826, which consisted primarily of $3,608,863 for purchase of plant and equipment, $227,967 for payments on purchase deposits of plant and equipment and $2,065,278 for purchase of intangible assets.

For the year ended December 31, 2009, we had net cash used in investing activities of $2,484,557, which consisted primarily of $902,808 for purchase of plant and equipment, $1,166,020 as a change in restricted cash, and $491,491 for payments on purchase deposits of plant and equipment.

For the year ended December 31, 2010, we had net cash provided by financing activities of $2,632,981.  We received net proceeds of $1,142,500 from our private placement of Series A Preferred Stock and $1,445,694 from short term bank borrowings and $44,787 from related parties.  For the year ended December 31, 2010, we used cash of $0 to purchase treasury stock.

For the year ended December 31, 2009, we had cash used in financing activities of $1,567,378 which was due to the purchase of treasury stock for $1,571,716.

During the year ended December 31, 2010, the Company obtained short-term bank borrowings of $1,482,198 (equivalent to RMB 9,800,000) from a PRC financial institution, in a term of 90 days due on January 10, 2011 and February 1, 2011, with an annual interest rate at 4.68% and 4.29% per annum, respectively. The borrowings are secured by a lien on the Company’s trade accounts receivable in the PRC. The balances were subsequently repaid in full upon maturity.

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

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At December 31, 2010	One Year	Three Years	Five Years	Five Years	Total
Operating Lease Obligations(1)	$107,909	$745,958	$913,294	$-	$1,767,161
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Expenditure Obligations(2)	$2,328,844	$-	$-	$-	$2,328,844
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities (3)	$-	$6,399,500	$-	$-	$6,399,500

(1) The Company’s subsidiaries operating in PRC are committed under a number of non-cancelable operating leases of kitchen facilities and premises, plantations farmlands with various terms ranging from 2 to 18 years, with fixed or variable rentals, due through December 2028.

(2) As of December 31, 2010, the Company has future contingent payments to certain capital expenditure under the purchase or construction contracts in the next twelve months, as follows: kitchen facilities ($232,482); farming facilities ($1,869,495); and customer acquisition costs ($226,867).

(3) Pursuant to the Memorandum of Association of Ningbo Yiqi, the Company is required to pay up the registered capital of $6,399,500 in two years, due September 2012 for the legal compliance.

The above table outlines our obligations as of December 31, 2010 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2010 begin on page F-1 and have been examined by our independent accountants, HKCMCPA Company Limited (formerly ZYCPA Company Limited).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2010, the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We believe that our consolidated financial statements for the year ended December 31, 2010 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer

		Present Position	Has Served As
Name	Age	and Offices	Director Since

Xu Yizhen	48	President, Chief Executive and Director	2003
Xu Bizhen	46	Vice President of HKYD, Director	2009
Chui Wai Chun	58	Director	2008
Cai Peiyang	37	General Manager – Catering/Food Distribution Business	__
Li Xu	38	Chief Financial Officer	__
Xie Yuanda	56	Director	2011
Li Hong	45	General Manager – Agriculture Business	__
Ma Qian	28	Executive Vice President and Director	2009

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s Annual Shareholders’ Meeting and are qualified, subject to removal by the Company’s shareholders.   Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employees of the Company.

Ms. Xu Yizhen joined us in September 2003 as our President, Chief Executive Officer and a Director. From September 1987 to September 2003, she was the Director of Marketing in Xiamen Tourism Group. Ms. Xu graduated from Open University of Hong Kong in 1993 with a Master of Business Administration.

Ms. Xu Bizhen joined us as Vice-President of HKYD in September 2008.  She has served as a Director since August 2009.  From March 2003 to September 2008, Ms. Xu was the Vice General Manager of Transitop Logistics (China) Limited. From March 2000 to March 2003 she was Project Leader with Fujian Hongshen Accountants Affairs Office.

Ms. Chui Wai Chun joined us in January 2008 as a Director.  From June 2005 to October of 2007, she was involved in procurement and trading of precious metals as a private investor. From October of 2004 to June of 2005 she held the position Director of Sales in Kam Lung Jewelry, a retail Jewelry outlet based in Xiamen, PRC.

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

Mr. Li Hong joined us in April 2007 as General Manager of the Agriculture division.  From November 2005 to April 2007, Mr. Li was the General Manager of China Green Group. From March 2001 to November 2005, Mr. Li was the Marketing Director of the Beijing Huiyuan Beverage and Food Group Co., Ltd.

Mr. Ma Qian joined us in October 2005 as Assistant Manager of Marketing Department.  Mr. Ma has served as a Director since August 2009.  In January 2007, Mr. Ma was assigned as the Director of Marketing in HKYD. Since November 11, 2008, Mr. Ma has been serving as the Executive Vice President of HKYD.  Mr. Ma graduated in 2005 with a Bachelor of Arts degree in International Trade from Guangdong University of Foreign Studies.

Mr. Xie Yuanda joined us in January 2011 as a Director.  Currently, Mr. Xie serves as Supervisor of Xiang An Guotou Group Company, an investment and asset management company.  Mr. Xie has served in such capacity since March of 2009.  Previously, from 2003 to 2009, Mr. Xie served as General Manager of Xiamen Xiang An Investment and Development Co. Ltd., a real estate development company, and from 2004 to 2009, Mr. Xie concurrently served as the Chairman of Xiamen Zhong Ke High-Tech Industrial Development Co. Ltd., a real estate development company. Mr. Xie received his undergraduate degree in Chinese studies at Xiamen Workers’ University in the PRC in 1984.  In addition, from 1995 to 1997, Mr. Xie performed his graduate master studies at Xiamen University, where he focused on Enterprise Management.  In 1998, Mr. Xie successfully passed the PRC National Examination for Legal Consultants in Enterprises and was a recipient of a practicing qualification in the PRC.

Family Relationships

Mr. Ma Qian is the son of Ms. Xu Yizhen.  Ms. Xu Bizhen is the sister of Ms. Xu Yizhen.  Ms. Chui Wai Chun is the sister of Ms. Xu Yizhen and Ms. Xu Bizhen.  Except as set forth above, none of the directors and officers are related to any other director or officer of the Company.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions.  Our Board of Directors performs the functions of audit, nominating and compensation committees.  As of the date of this Form 10-K, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, except as set forth below, during fiscal year ended December 31, 2010, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except that Messrs. Jason Ma, Ma Qian and Li Xu, and Mses. Chui Wai Chun, Xu Yizhen, and Xu Bizhen all filed late Form 3s.

Code of Ethics

As a new public company, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as we gain experience as a public company.

ITEM 11.   EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Compensation Summary

Our compensation program currently consists solely of cash compensation for the services provided.  Our Board of Directors adopted the Plan to motivate key individuals by allowing them to participate in the success of the Company and its affiliates.  The Board of Directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants and oversee and administer our Executive Compensation Incentive System and initiatives, including Xu Yizhen, Xu Bizhen and Ma Qian.  Our Executive Compensation Incentive System is more fully described below.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended December 31, 2010 and December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)(2)	Total(1) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xu Yizhen	2010	$19,081	$-	$-	$-	-	$-	$-	$19,081
Chief Executive Officer & President	2009	$26,470	$17,647	$-	$-	$-	$-	$88,235	$132,352

Li Xu	2010	$11,856	$5,163	$-	$-	$-	$-	$-	$17,019
Chief Financial Officer	2009	$10,588	$7,059	$-	$-	$-	$-	$29,412	$47,059

Xu Bizhen	2010	$14,972	$3,688	$-	$-	-	$-	$-	$18,660
Vice President of HKYD	2009	$13,235	$8,824	$-	$-	$-	$-	$29,412	$51,471

Ma Qian	2010	$15,173	$3,688	$-	$-	$-	$-	$-	$18,861
Executive Vice President and Director	2009	$13,235	$8,824	$-	$-	$-	$-	$29,412	$51,471

(1)
All compensation was paid in Renminbi Yuan (PRC), our functional currency.  Renminbi Yuan was converted into United States Dollars using the exchange rate prevailing at the dates of payment at an annual average rate of 6.7788 and 6.8409 for fiscal years ended 2010 and 2009, respectively.

(2)	Item (i) represented cash bonus award under the Executive Compensation Incentive System.

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

For the year ended December 31, 2010, our executives, namely Ms. Xu Yizhen, President and Chief Executive Officer, Mr. Ma Qian, Executive Vice President, Ms. Xu Bizhen, Vice President and Mr. Li Xu, Chief Financial Officer, were entitled to receive an aggregate cash bonus award of $272,729 (“Bonus Award”) in accordance with the Company’s Executive Compensation Incentive System.  Such executives have agreed to forego receipt of the entirety 2010 Bonus Award and release any right to receive such award in the future.

Equity Awards

There are no options, warrants or convertible securities held by any of our executive officers and currently outstanding.  At no time during the last fiscal year with respect to any of any of our executive officers was there:

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

Compensation of Directors

During our fiscal year ended December 31, 2010, other than Mr. Jason Ma, we did not provide compensation to any of our directors for serving as a director.  In addition, except for Mr. Xie Yuanda, we currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Effective January 1, 2011, Mr. Xie will be receiving yearly compensation of RMB 80,000, or approximately US $12,036, in connection with his service on our Board of Directors.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Chui Wai Chun	$-		$-		$-		$-		$-		$-	$-

Xie Yuanda	$-		$-		$-		$-		$-		$-	$-

Jason Ma(1)	$17,646	$		$		$		$		$		$17,646

(1) Jason Ma resigned as a member of the Company’s Board of Directors effective January 1, 2011.  Mr. Ma was appointed to the Board effective July 1, 2010 and received monthly compensation of RMB 20,000, or approximately US $2,941, in connection with his service on our Board of Directors.

Bonuses and Deferred Compensation

Other than as set forth above in the section entitled Executive Compensation Incentive System, none.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.  There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

The Company does not have a separate Compensation Committee.  Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 17, 2011, we had a total of 40,620,000 shares of common stock outstanding and 2,500,000 shares of Series A Preferred Stock issued and outstanding.  As a class the Series A Preferred Stock is convertible into 2,500,000 shares of our common stock.

The following table sets forth, as of March 17, 2011, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner(1)	of Beneficial Ownership(2)	of Class(2)

Xu Yizhen(3)	-	-
Xu Bizhen (3)	-	-
Li Xu	-	-
Xie Yuanda	-	-

Ma Qian(3)	1,363,698	3.4%
Chui Wai Chun (3)	17,085,195	42.1%
All Officers and Directors as a Group (consisting of 6 persons)	18,448,893	45.5%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o GHN Agrispan Holding Company, 402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC.
(2)
Applicable percentage ownership is based on 40,620,000 shares of common stock outstanding as of March 17, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 17, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 17, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Each is a founder and/or director of the Company.

Preferred Stock

The following table sets forth, as of March 23, 2011: the names and addresses of each beneficial owner of more than five percent of our Series A 10% Convertible Preferred Stock known to us, the number of shares of preferred stock beneficially owned by each such person, the percent of the preferred stock so owned, and the number of shares of common stock issuable upon conversion of the preferred stock.  Other than Ms. Chui Wai Chun, a director of the Company, to our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of preferred stock or shares of common stock issuable upon conversion of the preferred stock:

Name and Address	Shares Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Anson Investors Master Fund LP Walker House, 87 Mary Street, Georgetown, KYI 9005, CJ(1)	300,000	12%	300,000

Chestnut Ridge Partners, LP 10 Forest Avenue, Paramus, NJ 07652, US(2)	400,000	16%	400,000

Silver Rock II, Ltd. c/o Ezzat Jallad, P.O. Box 2139911, Dubai, TC(3)	500,000	20%	500,000

Chui Wai Chun c/o GHN Agrispan Holding Company, 402 M, No. 16 Xinfeng 3rd Road, Xiamen City, PRC(4)	1,300,000	52%	1,300,000

(1) Moez Kassam exercises voting and investment control over the shares of Series A Preferred Stock held by Anson Investors Master Fund LP.
(2) Kenneth Pasternak exercises voting and investment control over the shares of Series A Preferred Stock held by Chestnut Ridge Partners, LP.
(3) Ezzat Jallad exercises voting and investment control over the shares of Series A Preferred Stock held by Silver Rock II, Ltd.
(4)  Ms. Chui Wai Chun is a director of the Company.

The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a one to one conversion ratio, at an initial conversion price of $0.50 per share, subject to adjustment.  The Series A Preferred Stock holders are entitled to receive dividends payable at the rate of 10% of the Original Issue Price (which is defined as $0.50) payable quarterly.  Dividends are payable in cash or shares of the Company’s common stock, at the option of the Company.  The holders of the Company’s Series A Preferred Stock do not have voting rights except as required by Nevada law.  In addition, so long as any shares of Series A Preferred Stock are outstanding, the Company cannot, without the written consent of the holders of the majority of the then outstanding Series A Preferred Stock: (i) authorize, create or issue any additional equity securities that rank senior or pari passu to the Series A Preferred Stock (including the authorization of additional shares of Series A Preferred Stock or authorized but unissued equity securities or equity securities held in treasury, that rank senior or pari passu to the Series A Preferred Stock), or reclassify junior securities to rank senior or pari passu to the Series A Preferred Stock in right of payment; (ii) amend the Certificate of Designation, the Articles of Incorporation or Bylaws of the Company in a manner that would alter or change the powers, preferences, privileges or rights of the Series A Preferred Stock or adversely affect the rights, preferences or privileges of the Series A Preferred Stock; (iii) consummate any liquidation, dissolution or winding up of the Company or any sale, lease or exchange of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole (collectively, “Liquidation Events”), unless a distribution of cash proceeds to the holders of shares of Series A Preferred Stock in an aggregate amount equal to $0.50 per share of Series A Preferred Stock, plus accrued and unpaid dividends, occurs upon the consummation of such Liquidation Event; (iv) declare or pay any dividends or distributions, whether in cash, stock or property, to the holders of Common Stock or other junior securities or parity securities of the Company; or (v) redeem or repurchase any common stock or other junior securities or parity securities of the Company.  For a period of two years following August 31, 2010, the Company may not issue any additional shares of common stock or any securities convertible into or exchangeable or exercisable for common stock at a price per share of common stock less than $0.50 without first obtaining the approval (by vote at a meeting duly notice and held or written consent) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock, subject to certain normal and customary exclusions.  In the event of the liquidation, dissolution or winding up of the Company, the holders of the Company’s Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available therefor, an amount in cash equal to $0.50 per share of Series A Preferred Stock plus accrued and unpaid dividends.  No distribution shall be made on any junior securities by reason of any liquidation of the Company unless each holder of Series A Preferred Stock shall have received all amounts in full to which such holder shall be entitled.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 5 for this information.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Company has engaged the services of Globex Transfer, LLC as transfer agent for the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Reorganization Transaction

By Agreement dated as of August 13, 2009, we acquired Easecharm. Easecharm is our wholly-owned subsidiary.  The transaction was structured as a share exchange in which we exchanged 40,000,000 shares of our common stock for 10,000 shares of Easecharm.  The purpose of this transaction was solely to form a U.S. holding company for our business.  Easecharm was incorporated for the purpose of holding a 100% equity interest in HKYD. On April 16, 2009, Easecharm approved the Reorganization and executed the Reorganization with the following share exchange transactions in August 2009:

1.    HKYD entered into a share transfer agreement with the former equity owners of Xinyixiang in exchange for the entire equity interest in Xinyixiang for total consideration of $100,000 (approximately RMB 685,000) in aggregate, and;

2.    Xinyixiang entered into a share transfer agreement with the former equity owners of Yikoule, in exchange for the entire equity interest in Yikoule for total consideration of $40,800 (approximately RMB 280,000) in aggregate.

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

Certain Advances

As of December 31, 2010 and December 31, 2009, amounts due from related parties of $172,251 and $208,290, respectively, represented temporary advances made to certain companies which are controlled by Ms. Xu Yizhen, our President, Chief Executive Officer and director.  The temporary advances were unsecured, interest-free and repayable on demand.

Other than the foregoing, since January 1, 2010, there has not been, nor is there currently proposed, any related party transactions.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Our Board of Directors currently consists of five members: Xu Yizhen, Xu Bizhen, Chui Wai Chun, Ma Qian, and Xie Yuanda.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  During the fiscal year 2010, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.  As of the date hereof, only Mr. Xie Yuanda would qualify as “independent” under standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission, as he has no relationship with us that would interfere with his exercise of independent judgment.

Subject to some exceptions, these director independence standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by HKCMCPA Company Limited (formerly ZYCPA Company Limited) for the fiscal periods shown.

	December 31, 2010	December 31, 2009
Audit Fees	$105,000	$135,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$105,000	$135,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2010.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

 (b)           Exhibits:

Exhibit No.	Description
1	Articles of Share Exchange (1)
3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (3)
3.3	Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A 10.0% Convertible Preferred Stock filed with the Nevada Secretary of State on August 31, 2010 (4)
3.4	VIE Documents of Xiamen Yixinrong Fruit & Vegetable Market (1)
4.1	Form of common stock Certificate of GHN Agrispan Holding Company (1)
4.2	GHN Agrispan Holding Company 2009 Stock Incentive Plan (1)
9.1	Nominee agreement dated February 28, 2009 between Ms. Chui Wai Chun and Ms. Xu Yizhen (1)
10.1	Share transfer agreement with the former equity owners of Xiamen Xinyixiang Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) (1)
10.2	Share transfer agreement with the former equity owners of Xiamen Yikoule Catering Distribution Co., Ltd. (1)
10.3	Contract to manufacture preserved candied fruits between Yikoule Catering Distribution Co., Ltd and YiBiYi Food Co., Ltd. (1)
10.4(a)	Land Sub-Lease Agreement of Yan Mingshu (1)
10.4(b)	Land Sub-Lease Agreement of Sanxiushan 1(1)
10.4(c)	Land Sub-Lease Agreement of Sanxiushan 2 (1)
10.4(d)	Land Sub-Lease Agreement of Li Deli (1)
10.4(e)	Land Sub-Lease Agreement of Liu Jieyue (1)
10.4(f)	Land Sub-Lease Agreement of Jiang Tao (1)
10.4(g)	Land Sub-Lease Agreement of Jiang Yonghua(1)
10.4(h)	Land Sub-Lease Agreement of Li Deli (2)
10.4(i)	Land Sub-Lease Agreement of Sanxiushan 3 (2)
10.4(j)	Land Sub-Lease Agreement of Villagers’ Committee of Tangqiu Village (169.36 acres)*
10.4(k)	Land Sub-Lease Agreement of Villagers’ Committee of Linqiu Village (391.10 acres)*
10.4(l)	Land Sub-Lease Agreement of Villagers’ Committee of Shangzhai Village (15.32 acres)*
10.4(m)	Land Sub-Lease Agreement of Villagers’ Committee of Shangzhai Village (42.17 acres)*
10.4(n)	Land Sub-Lease Agreement of Villagers’ Committee of Tangqiu Village (222.07 acres)*
10.4(o)	Land Sub-Lease Agreement of Villagers’ Committee of Linqiu Village (20.23 acres)*
10.4(p)	Land Sub-Lease Agreement of Villagers’ Committee of Tangiu Village (20.88 acres)*
10.4(q)	Land Sub-Lease Agreement of Villagers’ Committee of Tianxin Village (24.71 acres)*
10.5(a)	Sub-Contract Agreement of Yan Mingshu(1)

10.5(b)	Sub-Contract Agreement of Guo Yongyuan (Sanxiushan 1,2) (1)
10.5(c)	Sub-Contract Agreement of Li Deli (1)
10.5(d)	Sub-Contract Agreement of Liu Jieyue (1)
10.5(e)	Sub-Contract Agreement of Jiang Tao (1)
10.5(f)	Sub-Contract Agreement of Jiang Yonghua (1)
10.5(g)	Sub-Contract Agreement of Li Deli (2)
10.5(h)	Sub-Contract Agreement of Guo Yongyuan (Sanxiushan 3) (2)
10.6	Cooperative agreement of Xiamen Yijun Modern Agriculture Development Co., Ltd and farmers for Fengjie navel orange garden project (1)
10.7
Transfer of rights between Xiamen Yijun Modern Agriculture Development Co., Ltd and GHNA subsidiary Xiamen Xinyixiang  Modern Agricultural Development Co., Ltd. (formerly Xiamen Xinyixiang Catering Distribution Co., Ltd.) (1)

10.8	Form of Securities Purchase Agreement (4)
10.9	Form of Registration Rights Agreement (4)
10.10	Form of Common Stock Purchase Warrant (4)
10.11	Form of Make Good Escrow Agreement (4)
10.12	Supplier Agreement dated July 29, 2010 (5)
10.13	Investment Contract, dated August 17, 2010, by and between People’s Government of Linfang Township of Liancheng County and Yidong Group Ningbo Yiji Supply Chain Management Co., Ltd. (6)
10.14	Catering Service Agreement, dated August 25, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Kunshan Runhua Commercial Co., Ltd., Ningbo Beilun Branch (7)
10.15	Catering Service Agreement, dated August 24, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Watts Valve Ningbo Co., Ltd. (8)
10.16	Catering Service Agreement, dated September 1, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Ningbo Omni-Tech Innovations Co., Ltd. (8)
10.17	Catering Service Agreement, dated October 1, 2010, by and between Ningbo Yiji Supply Chain Management Co., Ltd. and Ningbo QL Electronics Co., Ltd. (8)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (333-162471) filed on October 14, 2009.
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on May 13, 2010.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed on August 10, 2010.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on September 1, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on September 23, 2010.
(6)	Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2010.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 21, 2010.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHN AGRISPAN HOLDING COMPANY
(Registrant)

Date: March 31, 2011	By:	/s/ Xu Yizhen
Xu Yizhen
President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Li Xu
Li Xu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Xu Yizhen	President, Chief Executive
Xu Yizhen	Officer and Director	March 31, 2011
(Principal Executive Officer)

/s/ Li Xu	Chief Financial Officer	March 31, 2011
Li Xu	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Xu Bizhen	Vice-President and Director	March 31, 2011
Xu Bizhen

/s/ Xie Yuanda	Director	March 31, 2011
Xie Yuanda

/s/ Chui Wai Chun	Director	March 31 , 2011
Chui Wai Chun

/s/ Ma Qian	Executive Vice President and Director	March 31, 2011
Ma Qian

GHN AGRISPAN HOLDING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GHN AGRISPAN HOLDING COMPANY

We have audited the accompanying consolidated balance sheets of GHN Agrispan Holding Company and its subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity and for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 31, 2011

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,839,395	$991,702
Accounts receivable, trade	1,554,638	256,348
Purchase deposits, trade	1,575,722	-
Amounts due from related parties	172,251	208,290
Current portion of prepaid rental	754,045	138,546
Prepayments, deposits and other receivables	152,789	79,578

Total current assets	7,048,840	1,674,464

Non-current assets:
Restricted cash	1,357,601	2,636,253
Purchase deposits of plant and equipment	611,968	491,755
Intangible assets, net	3,650,941	1,158,050
Plant and equipment, net	4,684,907	967,970

TOTAL ASSETS	$17,354,257	$6,928,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings, secured	$1,482,198	$-
Dividends payable	10,833	-
Income tax payable	582,538	62,359
Accrued liabilities and other payable	984,893	608,034

Total current liabilities	3,060,462	670,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series A, 10% Convertible preferred stock, $0.001 par value, 8,000,000 authorized; 2,500,000 and 0 shares issued and outstanding, respectively	2,500	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,620,000 and 40,520,000 shares issued and outstanding, respectively	40,620	40,520
Additional paid-in capital	1,165,380	25,480
Statutory reserve	230,329	82,088
Accumulated other comprehensive income	542,749	85,662
Retained earnings	12,312,217	6,024,349

Total stockholders’ equity	14,293,795	6,258,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,354,257	$6,928,492

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009

Revenue, net:
- Product sales	$24,356,270	$117,966
- Product net sales	-	4,096,625
- Catering service and restaurant sales	7,648,628	6,749,663
Total revenue, net	32,004,898	10,964,254

Cost of revenue (inclusive of depreciation and amortization)	(23,960,772)	(4,883,989)

Gross profit	8,044,126	6,080,265

Operating expenses:
Sales and marketing	(162,389)	(169,292)
General and administrative	(885,125)	(943,112)

Total operating expenses	(1,047,514)	(1,112,404)

Income from operation	6,996,612	4,967,861

Other income (expense):
Subsidy income	73,760	-
Interest income	1,058	95
Interest expense	(28,566)	-

Total other income	46,252	95

Income before income taxes	7,042,864	4,967,956

Income tax expense	(563,422)	(26,877)

NET INCOME	$6,479,442	$4,941,079

Dividends on preferred stock	(43,333)	-

Net income attributable to common shareholders	6,436,109	4,941,079

Other comprehensive income:
- Foreign currency translation gain	457,087	10,340

COMPREHENSIVE INCOME	$6,893,196	$4,951,419

Net income available to common shareholders:
Net income per share – Basic	$0.16	$0.12
Net income per share – Diluted	$0.16	$0.12

Weighted average common share outstanding – Basic	40,520,278	40,154,556
Weighted average common share outstanding - Diluted	41,353,611	40,154,556

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,479,442	$4,941,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876,084	184,827
Shares issued for legal service	-	1,000
Loss on disposal of plant and equipment	2,173	1,506
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,257,791)	706,369
Purchase deposits, trade	(1,536,914)	-
Payment for land use rights	(1,412,232)	(1,384,718)
Prepayments, deposits and other receivables	(68,761)	(10,195)
Accounts payable, trade	-	(76,560)
Income tax payable	505,295	20,520
Accrued liabilities and other payable	467,174	414,801
Net cash provided by operating activities	4,054,470	4,798,629

Cash flows from investing activities:
Change in restricted cash	979,282	(1,166,020)
Proceeds from disposal of plant and equipment	-	75,762
Payments on purchase deposits of plant and equipment	(227,967)	(491,491)
Purchase of intangible assets	(2,065,278)	-
Purchase of plant and equipment	(3,608,863)	(902,808)
Net cash used in investing activities	(4,922,826)	(2,484,557)

Cash flows from financing activities:
Purchase of treasury stock	-	(1,571,716)
Sales of preferred stock	1,142,500	-
Proceeds from private placement	-	25,000
Proceeds from short-term bank borrowings	1,445,694	-
Advance from (to) related parties	44,787	(20,662)
Net cash provided by (used in) financing activities	2,632,981	(1,567,378)

Effect of exchange rate changes in cash and cash equivalents	83,068	833

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,847,693	747,527

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	991,702	244,175

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,839,395	991,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$56,928	$6,231
Cash paid for interest	$28,566	$267

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from purchase deposits of plant and equipment to plant and equipment	$373,815	$1,571,716
Conversion of preferred stock to common stock	$100	-

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Treasury stocks		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	No. of share	Amount	No. of share	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2009	-	$-	40,000,000	$40,000	-	$-	$-	$60,384	$75,322	$2,677,448	$2,853,154

Purchase of treasury stocks	-	-	-	-	4,864,000	(1,572,474)	-	-	-	-	(1,572,474)
Distribution of treasury stocks as dividends	-	-	-	-	(4,864,000)	1,572,474	-	-	-	(1,572,474)	-
Shares issued for private placement	-	-	500,000	500	-	-	24,500	-	-	-	25,000
Shares issued for legal service	-	-	20,000	20	-	-	980		-	-	1,000
Net income for the year	-	-	-	-	-	-	-	-	-	4,941,079	4,941,079
Appropriation to statutory reserve	-	-	-	-	-	-	-	21,704	-	(21,704)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	10,340	-	10,340

Balance as of December 31, 2009	-	-	40,520,000	40,520	-	-	25,480	82,088	85,662	6,024,349	6,258,099

Sales of preferred stock, net of expense and warrants	2,600,000	2,600	-	-	-	-	1,139,900	-	-	-	1,142,500
Conversion of preferred stock to common stock	(100,000)	(100)	100,000	100	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-	-	6,479,442	6,479,442
Distribution of dividends	-	-	-	-	-	-	-	-	-	(43,333)	(43,333)
Appropriation to statutory reserve	-	-	-	-	-	-	-	148,241	-	(148,241)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	457,087	-	457,087

Balance as of December 31, 2010	2,500,000	$2,500	40,620,000	$40,620	-	$-	$1,165,380	$230,329	$542,749	$12,312,217	$14,293,795

See accompanying notes to consolidated financial statements.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

GHN Agrispan Holding Company (“GHNA” or “the Company”) was incorporated in the State of Nevada on August 12, 2009. GHNA, through its subsidiaries and VIE, is mainly engaged in the provision of catering services and restaurant sales, and plantation and trading of agricultural products in the People’s Republic of China (“PRC”).

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

Details of subsidiaries

The Company’s subsidiaries and variable interest entity (“VIE”) are described as below:

	Company name	Place and date of incorporation	Particulars of issued / paid-in capital	Principal activities

1	Easecharm International Limited (“Easecharm”)	British Virgin Islands January 21, 2009	10,000 issued shares of US$1 each	Holds 100% equity interest in HKYD

2	Hong Kong Yidong Group Company Limited (“HKYD”)	Hong Kong April 12, 2005	1,000,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Xinyixiang and Joy City

3	Joy City Investment Limited (“Joy City”)	Hong Kong March 10, 2009	10,000 issued ordinary shares of HK$1 each	Holds 100% equity interest in Ningbo Yiqi

4	Xiamen Xinyixiang Modern Agricultural Development Co., Ltd.	The PRC July 20, 2006	US$100,000	Investment holdings, provision of catering services and restaurant sales, and plantation and trading of agricultural products

5	Xiamen Yikoule Catering Distribution Co., Ltd. (“Yikoule”)	The PRC September 26, 2003	RMB1,000,000	Provision of catering services and restaurant sales

6	Ningbo Yiqi Supply Chain Management Co., Ltd. (“Ningbo Yiqi”)	The PRC September 15, 2009	US$3,600,500	Provision of catering services and restaurant sales.

7	Xiamen Yixinrong Fruit & Vegetable Market (“Yixinrong”) #	The PRC January 6, 2009	N/A	Trading of fruits, vegetables and dry food products

8	Yiji (Longyan) Organic Agricultural Co., Ltd. (“Yiji Longyan”)	The PRC September 9, 2010	RMB440,000	Plantation and trading of agricultural products

# represents variable interest entity (“VIE”)

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

GHNA and its subsidiaries and VIE are hereinafter collectively referred to as (“the Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the accounts of GHNA and its subsidiaries and VIE. All inter-company balances and transactions between the Company and its subsidiaries and VIE have been eliminated upon consolidation.

The Company has adopted the Accounting Standards Codification (“ASC”) Topic 810-10-25, “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by the Company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

●       Variable interest entity (“VIE”)

The Company’s operating subsidiary, Yikoule operates its trading of fruits, vegetables and dry food products in the PRC, through its variable interest entity namely Yixinrong.

A series of agreements were entered into betweem Yikoule and Yixinrong, providing Yikoule the ability to control Yixinrong, including its financial interest as described below:

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

With the above agreements, Yikoule demonstrates its ability to control Yixinrong as the primary beneficiary and the operating results of the VIE are included in the consolidated financial statements for the years ended December 31, 2010 and 2009.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company maintains cash and cash equivalent balances at financial institutions in Hong Kong and the PRC. As of December 31, 2010, the Company has cash concentration risk of $2,771,530 which is held by China Construction Bank Corporation in the PRC.

●	Accounts receivable, trade

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 15 to 30 days from shipment. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. As of December 31, 2010, the Company has pledged its accounts receivable as collateral for short-term bank borrowings.

For the years ended December 31, 2010 and 2009, the Company has not recorded the allowance for doubtful accounts.

●	Purchase deposits, trade

Purchase deposits represented the advanced payments for the procurement of agricultural products in the normal course of business, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and relieved when the agricultural products are received by the Company. These advanced payments are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectibility of the agricultural products become doubtful.

During the year ended December 31, 2010, the Company made advanced payments to five suppliers to purchase the agricultural products. The Company advanced to suppliers amounting to $1,575,722 as of December 31, 2010, which included advances to one vendor - Ji Muping totaling $781,550, approximately 50% of the total balance.

●	Purchase deposits of plant and equipment

Purchase deposits of plant and equipment represented prepayments to equipment vendors for the expansion of kitchen facilities, which were interest-free and unsecured. Purchase deposits are recorded when payment is made by the Company and relieved when they are delivered and received by the Company.

●	Intangible assets

Intangible assets include land use rights and customer acquisition cost that are acquired individually and stated at the purchase cost less accumulated amortization. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The land use rights are being amortized using a straight-line basis over the lease term of 10 and 18 years. Customer acquisition cost is being amortized over the utilization or using the straight line basis over the contract period of two years.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account the residual value:

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Expected useful lives	Residual value
Leasehold improvement	Shorter of 5 – 10 years or the lease term	-
Kitchenware	5 years	5% - 10%
Furniture, fittings and equipment	5 years	5% - 10%
Motor vehicles	5 years	5% - 10%
PVC Greenhouse	Shorter of 10 years or the lease term	5% - 10%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Construction in progress

Construction in progress is stated at cost and represented the construction cost of farming facilities in the plantation farmlands in Fujian Province, the PRC for the expansion of agricultural business. Construction in progress is not depreciated until such time as the assets are completed and put into operational use. No capitalized interest is incurred during the period of construction. As of December 31, 2010, the Company recorded $694,809 as construction in progress.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, ,the Company reviews its long-lived assets, including plant and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

(a)      Product sales

(i)       Trading of agricultural products

The Company generates revenue from the distribution and re-sale of agricultural products such as fruits, vegetables and dry food products in the PRC. The Company has adopted ASC Topic 605-45, “Principal Agent Considerations” (“ASC Topic 605-45”) whereby the Company evaluates transactions on a case by case basis to determine whether the transaction should be recorded on a gross basis as a principal or net basis as an agent. This evaluation includes, but not limited to, assessing whether the Company (1) or third-party supplier is a primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing pricing, (4) has discretion in supplier selection, (5) can physically change the product, (6) has credit risk and (7) acts as an agent or broker with compensation on a commission or fixed fee basis.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

For the year ended December 31, 2010, the Company acted as a principal and recognized its revenue generated from trading of agricultural products on a gross amount billed to the customers net of value-added tax (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the rate of 13% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases.

Net basis as an agent

Based on its assessment of the indicators listed in the ASC Topic 605-45, the Company has concluded that the trading business for the year ended December 31, 2009 should be accounted for on a net basis. Accordingly, revenue is recognized when services are performed and recorded, net of the purchase costs paid to the suppliers, as the Company is not the primary obligor assuming no risk and rewards of ownership of the agricultural products, the percentage earned is typically fixed and does not bear general inventory and credit risk.

For the year ended December 31, 2009, the gross revenue generated from trading of agricultural products was $20,780,483.

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

Cost of revenue includes cost of food supplies, labor cost, depreciation, packaging cost and other overheads that are directly attributable to the provision of catering services.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of revenue includes purchase cost of agriculture or harvested items, labor cost, amortization and other overheads that are directly attributable to the distribution of agricultural products. Shipping and handling costs associated with the distribution of agricultural products are born by the customers.

●	Government subsidy income

Subsidy income is received at a discretionary amount as determined by the local PRC government. Subsidy income is recognized at their fair value where there is a reasonable assurance that the subsidy will be received and the Company will comply with applicable conditions. Subsidy income is recognized in the accompanying consolidated statements of operations at the period when it was received from the local PRC government.

●	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $3,735 and $718 and recorded in sales and marketing expense for the years ended December 31, 2010 and 2009, respectively.

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

The provision for income taxes is determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared 2009 tax return with its tax authority in the PRC.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common share outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common stock equivalents had been issued and if the additional common share were dilutive.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in the PRC maintain their books and record in their local currency, Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.7788	6.8409

●	Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation" ("ASC 718") using the fair value method. Under ASC 718, the stock based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statement of operations as the related employee service is provided.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates in two reportable operating segments: catering/food distribution business and agricultural business in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, purchase deposits, amounts due from related parties, prepayments, deposits and other receivables, income tax payable, accrued liabilities and other payable approximate at their fair values because of the short-term nature of these financial instruments. The estimated fair value of short-term bank borrowings were approximately $1,482,198 as of December 31, 2010, based on current market prices or interest rates.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

–	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

–	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

–
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Reclassification

Certain prior year amounts were reclassified to conform to the current year’s financial statement presentation.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

3.	AMOUNTS DUE FROM RELATED PARTIES

As of December 31, 2010 and 2009, the balance represented temporary advances made by the Company to related companies which are controlled by the director of the Company, Ms. Xu, which were unsecured, interest-free and had no fixed terms of repayment.

4.	RESTRICTED CASH

The Company has classified certain cash and cash equivalents that are not available for use in its operations, which are restricted for capital expenditure in connection with the Company’s expansion plans in catering and agricultural trading businesses.

As of December 31, 2010, the restricted cash represented the acquisition cost of land use rights in Ningbo City, Zhejiang Province, the PRC, for the expansion in catering and agricultural trading businesses.

5.	INTANGIBLE ASSETS

Acquired identified intangible assets consisted of the following:

		As of December 31,
		2010	2009

Land use rights	(a)	$2,797,695	$1,385,463
Less: accumulated amortization		(353,868)	(88,819)
Less: foreign translation difference		73,121	(48)
Less: current portion of prepaid rent		(754,045)	(138,546)

Land use rights, net		1,762,903	1,158,050

Customer acquisition cost, including:	(b)
Sales channel network		1,032,639	-
Barcode cost		1,032,639	-
		2,065,278	-
Less: accumulated amortization		(223,738)	-
Less: foreign translation difference		46,498	-

Customer acquisition cost, net		1,888,038	-

Total intangible assets, net		$3,650,941	$1,158,050

For the years ended December 31, 2010 and 2009, amortization expense of $488,787 and $88,819 was recorded in cost of revenue, respectively.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The estimated annual amortization expense of these acquired identifiable intangible assets in the next five years and thereafter is as follows:

Year ending December 31:
2011	$2,642,083
2012	231,993
2013	231,993
2014	231,993
2015	231,993
Thereafter	834,931

Total:	$4,404,986

(a)         Land use rights

Land use rights represented the aggregate rent payments made to the farmers in respect of farmland use rights for approximately 1,246.49 acres, to develop the agricultural plantation bases under various lease terms ranging from 10 to 18 years, due through 2028, covering the below locations in the PRC:

Location of farmland	Farmers	Size (acres)	Type of cultivation	Term of lease	Expiry date
Tong’an Zhuba Farm Area – Liucuo Dui and Tong’an Zhuba Farm Area – Baishixi, Fuijian	Yan Mingshu	16.47	Vegetables	10 years	12/31/2018
Zhuba Huaqiao Farm Area – Fenglishan, Fujian	Sanxiushan	49.42	Vegetables	10 years	12/30/2018
Zhuba Huaqiao Farm Area – Fenglishan, Fujian	Sanxiushan	3.62	Vegetables	10 years	12/31/2018
Tong’an Zhuba Farm Area – Daibakou Dui, Fujian	Li Deli	25.70	Vegetables	10 years	12/31/2018
Tong’an Zhuba Farm Area – Liucuo Dui, Fujian	Liu Jieyue	9.22	Vegetables	10 years	12/31/2018
Tong’an Zhuba Farm Area – Daibakou Dui, Fujian	Li Deli	21.42	Vegetables	10 years	6/30/2019
Zhuba Huaqiao Farm Area – Fenglishan, Fujian	Sanxiushan	131.81	Vegetables	10 years	6/30/2019
Liancheng County Linfang Rural Area Tangqiu Village Hongmenduan, Fujian	The Villagers’ Committee of Tangqiu Village, Linfang Rural Area, Liancheng County	169.45	Vegetables	18 years	8/1/2028
Liancheng County Linfang Rural Area Shangzhai Village Luozhaipian and Shangkengting, Fujian	The Villagers’ Committee of Shanzhai Village, Linfang Rural Area, Liancheng County	42.17	Vegetables	18 years	12/20/2028
Liancheng County Linfang Rural Area Shangzhai Village Luozhaipian and Shangkengting, Fujian	The Villagers’ Committee of Shanzhai Village, Linfang Rural Area, Liancheng County	15.32	Vegetables	18 years	10/7/2028

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Liancheng County Linfang Rural Area Linqiu Village Miaozaiqian and Shizhai, Fujian	The Villagers’ Committee of Linqiu Village, Linfang Rural Area, Liancheng County	391.10	Vegetables	18 years	12/15/2028
Liancheng County Linfang Rural Area Tangqiu Village Gongxiashan and Changtianlong , Fujian	The Villagers’ Committee of Tangqiu Village, Linfang Rural Area, Liancheng County	222.07	Vegetables	18 years	12/23/2028
Liancheng County Wenheng Rural Area Tianxin Village Datian Natural Village, Fujian	The Villagers’ Committee of Tianxin Village, Wenheng Rural Area, Liancheng County	24.71	Vegetables	18 years	12/30/2028
Liancheng County Linfang Rural Area Tangqiu Village, Fujian	Liancheng County Linfang Rural Area Tangqiu Village, Fujian	20.88	Vegetables	18 years	12/30/2028
Liancheng County Linfang Rural Area Liuqiu Village, Fujian	Liancheng County Linfang Rural Area Liuqiu Village, Fujian	20.23	Vegetables	18 years	12/30/2028
Yuzhong County Dingyuan Town Jiangjiaying Village, Gansu	Jiang Tao	60.06	Fruits	10 years	9/30/2019
Yuzhong County Dingyuan Town Jiangjiaying Village, Gansu	Jiang Yonghua	22.84	Fruits	10 years	9/30/2019
	Total:	1,246.49

(b)         Customer acquisition cost

Customer acquisition cost represented the aggregate payments made to obtain the distribution right and customer relationship with Wal-mart (China) Investment Co., Limited (“Wal-mart”) in the sales of agricultural products among its distributor network in the PRC, which included:

Sales channel network represented the payment made for an access to agricultural trading network which allows the Company to supply agricultural products to Wal-mart. Sales channel network is recorded at its purchase cost and is being amortized using the straight line basis over the contractual period of two years.

Barcode cost represented the payment made to obtain the barcodes of the agricultural product to be consumed in the distribution network of Wal-mart, which is recorded at its purchase cost and is being amortized by the consumption of barcodes.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2010	2009

Leasehold improvement	$621,671	$236,301
Kitchenware	1,042,975	795,794
Furniture, fittings and equipment	48,391	35,980
Motor vehicles	261,831	69,864
PVC Greenhouse	2,421,803	-
Construction in progress	694,809	-
Foreign translation difference	122,459	1,331
	5,213,939	1,139,270
Less: accumulated depreciation	(514,179)	(170,953)
Less: foreign translation difference	(14,853)	(347)

Plant and equipment, net	$4,684,907	$967,970

Depreciation expense for the years ended December 31, 2010 and 2009 was $387,297 and $96,008, which included $337,735 and $65,438 cost of revenue, respectively.

During the year ended December 31, 2010, the Company developed the farming facilities with the construction of a PVC greenhouse in order to control the temperature and humidity for growing vegetables in the plantation farmlands covering approximately 103.78 acres at Hongmenduan, Tangqiu Village, Linfang Rural Area, Liancheng County in Fujian Province, the PRC. As of December 31, 2010, the farming facilities in 54.36 acres of plantation farmlands put into operational use and are recorded as plant and equipment totaling $2,421,803. The remaining 49.42 acres of plantation farmlands are not completed and is recorded as construction in progress. The Company expects to be commenced in the second quarter of 2011 for operational use.

7.	SHORT-TERM BANK BORROWINGS, SECURED

During the year ended December 31, 2010, the Company obtained short-term bank borrowings of $1,482,198 (equivalent to RMB 9,800,000) from a PRC financial institution, in a term of 90 days due on January 10, 2011 and February 1, 2011, with an annual interest rate at 4.68% and 4.29% per annum, respectively. The borrowings are secured by a lien on the Company’s trade accounts receivable in the PRC. The balances were subsequently repaid in full upon maturity.

8.	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the followings:

	As of December 31,
	2010	2009

Accrued operating expenses	$185,630	$178,741
Salaries and welfare payable	372,663	393,212
Business tax payable	329,344	-
VAT payable	57,543	-
Customers deposit	3,348	5,631
Other payables	36,365	30,450
	$984,893	$608,034

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	STOCKHOLDERS’ EQUITY

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

On August 31, 2010, the Company entered in a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company issued and sold 2,600,000 of its newly designated Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 2,600,000 shares of the Company’s common stock for an aggregate purchase price of $1,300,000. National Securities Corporation acted as the sole placement agent on the private placement, and received warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 416,000 shares of the Company’s common stock at an exercise price of $0.75, in addition to a cash fee of $77,975.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Accordingly, pursuant to the Make Good Escrow Agreement and the 2010 Actual EBIT amount, 0% percent of the Escrow Shares are released to the Investors.

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

The Company determined the fair value of 3,016,000 warrants at $0.059 per share, or $177,944, in accordance with ASC Topic 718, which was recorded in additional paid-in capital in the accompanying consolidated financial statements for the year ended December 31, 2010. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life (in years)	5
Volatility	27%
Risk free interest rate	1.41%
Dividend yield	10%

A summary of the status of the Company’s outstanding warrants as of December 31, 2010:

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant- date fair value per share

Balance as of January 1, 2010	-	$-	$-	$-

Warrants granted in connection with preferred stock	2,600,000	0.75	0.75	0.059
Warrants granted to placement agent	416,000	0.75	0.75	0.059

Balance as of December 31, 2010	3,016,000	$0.75	$0.75	$0.75

In connection with the Series A Preferred Stock, the Company recorded accrued dividends of $43,333 and paid $32,500 to its holders for the year ended December 31, 2010.

Common Stock

During the year ended December 31, 2010, the Company converted 100,000 shares of Preferred Stock into 100,000 shares of its common stock.

As of December 31, 2010, the number of authorized, issued and outstanding shares of the Company’s common stock was 100,000,000 shares and 40,620,000 shares, respectively.

10.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdictions from:
– Local	$(109,500)	$(419,440)
– Foreign	7,152,364	5,387,396

Income (loss) before income taxes	$7,042,864	$4,967,956

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries and VIE that operate in various countries: United States of America, BVI, Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GHNA is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2010, the operation in the United States of America incurred $528,940 of cumulative net operating loss which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if utilized. The Company has provided for a full valuation allowance against the deferred tax assets of $179,840 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Islands

Under the current BVI law, Easecharm is not subject to tax on income. For the years ended December 31, 2010 and 2009, Easecharm has not incurred any operations.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

HKYD and Joy City are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2010 and 2009, HKYD and Joy City have not incurred any operations.

The PRC

The Company generated substantially its net income from its subsidiaries and VIE in the PRC. The subsidiaries operating in the PRC are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25% and entitled to tax holiday with the preferential tax rates for entities operating in special economic zones. The applicable tax rate is progressively increased to 25% over a period of 5 years.

The Company’s VIE, Yixinrong is registered as a sole-proprietor and required to pay the PRC income tax on predetermined tax rate at 1.2% on its annual turnover. The predetermined tax rate is agreed and determined between such enterprises and the PRC tax bureau of local government and is subject to annual review and renewal. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income before income taxes from PRC operation	$7,152,364	$5,388,058
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,788,091	1,347,014

Effect of tax holiday	(670,239)	(275,318)
Effect of different tax bases	(586,863)	(1,078,908)
Net operating loss carryforwards	(618)	29,580
Tax adjustment	33,051	4,509

Income tax expense	$563,422	$26,877

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards from:
– Local	$179,840	$142,610
– Foreign	30,518	29,689
	210,358	172,299
Less: valuation allowance	(210,358)	(172,299)

Deferred tax assets	$-	$-

As of December 31, 2010, the Company incurred $210,358 of aggregate cumulative net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $210,358 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance increased by $38,059, primarily relating to net operating loss carryforward in local and foreign tax regimes.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income	$6,479,442	$4,941,079

Weighted average common shares outstanding – Basic	40,520,278	40,154,556
Plus: incremental shares from assumed conversions
– Series A, 10% Convertible Preferred Stock	833,333	-

Weighted average common shares outstanding – Diluted	41,353,611	40,154,556

Net income per share – Basic	$0.16	$0.12
Net income per share – Diluted	$0.16	$0.12

For the year ended December 31, 2010, warrants exercisable to 3,016,000 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the period, thereby making the warrants anti-dilutive under the treasury method.

12.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $20,587 and $16,455 for the years ended December 31, 2010 and 2009, respectively.

13.	STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiaries and VIEs in the PRC, Yikoule, Ningbo Yiqi, Xinyixiang and Yiji Longyan are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2010 and 2009, the Company made appropriations of $148,241 and $21,704 to the reserve, based on its net income under the PRC GAAP.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.	SEGMENT REPORTING – BUSINESS SEGMENT

The Company operates two reportable business segments in the PRC, as defined by ASC Topic 280:

•	Catering / Food Distribution Business – provision of catering services, canteen sale and sale of frozen lunch boxes, and

•
Agricultural Business – trading of agricultural products, where the Company reports its revenue on a gross basis for the year ended December 31, 2010 and on a net basis as an agent for the year ended December 31, 2009.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company had no inter-segment sales for the years ended December 31, 2010 and 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010
	Catering / food distribution business	Agricultural business	Total

Revenues from external customers:
– Products sales	$81,373	$24,356,270	$24,437,643
– Catering service and restaurant sales	7,567,255	-	7,567,255
Total revenue, net	7,648,628	24,356,270	32,004,898

Cost of revenue:-
– Depreciation and amortization	280,145	546,377	826,522
– Food expenses	4,339,499	-	4,339,499
– Cost of agricultural products	-	16,146,732	16,146,732
– Labor expenses	641,617	1,519,019	2,160,636
– Other operating expenses	383,528	103,855	487,383
Total cost of revenue	5,644,789	18,315,983	23,960,772

Gross profit	2,003,839	6,040,287	8,044,126
Depreciation and amortization	318,755	557,329	876,084
Net income	1,028,136	5,451,306	6,479,442
Total assets	4,052,396	13,301,861	17,354,257
Expenditure for long-lived assets	$509,363	$6,577,010	$7,086,373

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2009
	Catering / food distribution business	Agricultural business	Total

Revenues from external customers:-
– Products sales	$117,966	$-	$117,966
– Products net sales	-	4,096,625	4,096,625
– Catering service and restaurant sales	6,749,663	-	6,749,663
Total revenue, net	6,867,629	4,096,625	10,964,254

Cost of revenue:-
– Depreciation and amortization	65,438	88,819	154,257
– Food expenses	3,737,338	-	3,737,338
– Labor expenses	668,090	15,436	683,526
– Other operating expenses	274,701	34,167	308,868
Total cost of revenue	4,745,567	138,422	4,883,989

Gross profit	2,122,062	3,958,203	6,080,265
Depreciation and amortization	96,008	88,819	184,827
Net income	998,417	3,942,662	4,941,079
Total assets	2,921,022	4,007,470	6,928,492
Expenditure for long-lived assets	$902,808	$1,384,718	$2,287,526

All customers, vendors and long-lived assets are located in the PRC.

15.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2010 and 2009, the customer who accounted for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$10,071,759	31%	$-
Customer B	6,258,945	20%	1,182,595
Customer C	4,581,335	14%	-

Total:	$20,912,039	65%	$1,182,595

	Year ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer D	$1,573,691	14%	$-
Customer E	1,351,711	12%	-

Total:	$2,925,402	26%	$-

(b)         Major vendors

For the year ended December 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended December 31, 2010		December 31, 2010
	Purchases	Percentage of purchases	Trade accounts payable

Vendor A	$2,549,970	12%	$-
Vendor B	2,229,297	10%	-
Vendor C	2,098,521	10%	-

Total:	$6,877,788	32%	$-

For the year ended December 31, 2009, there was no single vendor who accounted for 10% or more of the Company’s purchases.

(c)       Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, restricted cash and accounts receivable. Substantially all of cash and restricted cash are held by the recognized financial institutions in the PRC. The Company also performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

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

The Company’s interest-rate risk arises from short-term bank borrowing. Borrowing issued at variable rate expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2010, the borrowing was at fixed rate.

(f)       Political and country risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

GHN AGRISPAN HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.	COMMITMENTS AND CONTINGENCIES

(a)         Lease commitments

The Company’s subsidiaries operating in PRC are committed under a number of non-cancelable operating leases of kitchen facilities and premises, plantations farmlands with various terms ranging from 2 to 18 years, with fixed or variable rentals, due through December 2028. Total rent expenses for the years ended December 31, 2010 and 2009 was $132,332 and $164,409, respectively.

As of December 31, 2010, the aggregate future minimum rental payments due under various non-cancelable operating leases in the next five years are as follows:

	Operating lease commitments
	Kitchen facilities and premises	Plantation farmlands	Total
Year ending December 31:
2011	$107,909	$-	$107,909
2012	60,987	684,971	745,958
2013	-	-	-
2014	-	-	-
2015	-	913,294	913,294

Total:	$168,896	$1,598,265	$1,767,161

The operating leases included in the above table do not include contingent annual rent based upon the purchase price index of Late-season Rice, which is established by the local government to protect farmer’s interests.

(b)         Contractual obligations

As of December 31, 2010, the Company has future contingent payments to certain capital expenditure under the purchase or construction contracts in the next twelve months, as follows:

Kitchen facilities	$232,482
Farming facilities	1,869,495
Customer acquisition cost	226,867

Total:	$2,328,844

(c)         Legal obligation

Pursuant to the Memorandum of Association of Ningbo Yiqi, the Company is required to pay up the registered capital of $6,399,500 in two years, due September 2012 for the legal compliance.

17.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.